Form 10-Q
period 2022-09-30
MSCI Inc.
filed 2022-10-25
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________
Commission file number 001-33812
________________________________________
MSCI INC.
(Exact Name of Registrant as Specified in its Charter)
________________________________________

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
________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 18, 2022, there were 79,958,166 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share and share data)

	As of
	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$867,112	$1,421,449
Accounts receivable, net of allowances	525,360	664,511
Prepaid income taxes	82,678	5,951
Prepaid and other assets	51,758	51,499
Total current assets	1,526,908	2,143,410
Property, equipment and leasehold improvements, net	54,341	66,715
Right of use assets	131,772	144,584
Goodwill	2,226,141	2,236,386
Intangible assets, net	565,582	593,341
Equity method investment	215,370	218,763
Deferred tax assets	27,939	40,119
Other non-current assets	29,474	63,385
Total assets	$4,777,527	$5,506,703

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,303	$13,448
Income taxes payable	3,770	59,635
Accrued compensation and related benefits	142,282	207,640
Current portion of long-term debt	8,711	—
Other accrued liabilities	171,476	145,302
Deferred revenue	735,710	824,912
Total current liabilities	1,067,252	1,250,937
Long-term debt	4,504,291	4,161,422
Long-term operating lease liabilities	137,265	150,029
Deferred tax liabilities	47,142	3,650
Other non-current liabilities	98,968	104,132
Total liabilities	5,854,918	5,670,170

Commitments and Contingencies (see Note 8)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 133,620,870 and 133,162,178 common shares issued and 80,121,138 and 82,439,449 common shares outstanding at September 30, 2022 and December 31, 2021, respectively)	1,336	1,332
Treasury shares, at cost (53,499,732 and 50,722,729 common shares held at September 30, 2022 and December 31, 2021, respectively)	(5,867,881)	(4,540,144)
Additional paid in capital	1,504,274	1,457,623
Retained earnings	3,358,892	2,976,517
Accumulated other comprehensive loss	(74,012)	(58,795)
Total shareholders’ equity (deficit)	(1,077,391)	(163,467)
Total liabilities and shareholders’ equity (deficit)	$4,777,527	$5,506,703
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
Operating revenues	$560,639	$517,099	$1,672,390	$1,493,702

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	98,418	89,674	301,957	262,781
Selling and marketing	65,545	59,819	192,671	174,477
Research and development	25,941	28,352	78,179	80,745
General and administrative	30,702	38,110	112,993	103,020
Amortization of intangible assets	23,375	14,105	67,274	59,569
Depreciation and amortization of property, equipment and leasehold improvements	7,127	6,809	20,426	20,972
Total operating expenses	251,108	236,869	773,500	701,564

Operating income	309,531	280,230	898,890	792,138

Interest income	(3,938)	(396)	(5,160)	(1,129)
Interest expense	44,162	42,137	125,961	119,278
Other expense (income)	103	37,839	(90)	61,616

Other expense (income), net	40,327	79,580	120,711	179,765

Income before provision for income taxes	269,204	200,650	778,179	612,373
Provision for income taxes	52,612	30,774	122,577	80,255
Net income	$216,592	$169,876	$655,602	$532,118

Earnings per share:
Basic	$2.69	$2.06	$8.09	$6.45
Diluted	$2.68	$2.03	$8.05	$6.38

Weighted average shares outstanding:
Basic	80,500	82,470	81,001	82,521
Diluted	80,874	83,554	81,481	83,446
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
Net income	$216,592	$169,876	$655,602	$532,118
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,978)	(3,226)	(25,724)	(4,052)
Income tax effect	1,453	422	3,921	999
Foreign currency translation adjustments, net	(9,525)	(2,804)	(21,803)	(3,053)

Pension and other post-retirement adjustments	293	186	7,779	383
Income tax effect	(79)	(48)	(1,193)	(146)
Pension and other post-retirement adjustments, net	214	138	6,586	237
Other comprehensive (loss) income, net of tax	(9,311)	(2,666)	(15,217)	(2,816)
Comprehensive income	$207,281	$167,210	$640,385	$529,302
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2021	$1,332	$(4,540,144)	$1,457,623	$2,976,517	$(58,795)	$(163,467)
Net income				228,423		228,423
Dividends declared ($1.04 per common share)				(87,280)		(87,280)
Dividends paid in shares			77			77
Other comprehensive income (loss), net of tax					(2,022)	(2,022)
Common stock issued	4					4
Shares withheld for tax withholding and exercises		(105,000)				(105,000)
Compensation payable in common stock			22,754			22,754
Common stock repurchased and held in treasury		(772,657)				(772,657)
Common stock issued to Directors and (held in)/released from treasury		(21)				(21)

Balance at March 31, 2022	1,336	(5,417,822)	1,480,454	3,117,660	(60,817)	(879,189)
Net income				210,587		210,587
Dividends declared ($1.04 per common share)				(84,593)		(84,593)
Dividends paid in shares			22			22
Other comprehensive income (loss), net of tax					(3,884)	(3,884)
Common stock issued						—
Shares withheld for tax withholding and exercises		(3,862)				(3,862)
Compensation payable in common stock			11,858			11,858
Common stock repurchased and held in treasury		(276,994)				(276,994)
Common stock issued to Directors and (held in)/released from treasury		(391)				(391)

Balance at June 30, 2022	1,336	(5,699,069)	1,492,334	3,243,654	(64,701)	(1,026,446)
Net income				216,592		216,592
Dividends declared ($1.25 per common share)				(101,354)		(101,354)
Dividends paid in shares			27			27
Other comprehensive income (loss), net of tax					(9,311)	(9,311)
Common stock issued						—
Shares withheld for tax withholding and exercises		(3,741)				(3,741)
Compensation payable in common stock			11,913			11,913
Common stock repurchased and held in treasury		(165,044)				(165,044)
Common stock issued to Directors and (held in)/released from treasury		(27)				(27)
Balance at September 30, 2022	$1,336	$(5,867,881)	$1,504,274	$3,358,892	$(74,012)	$(1,077,391)
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2020	$1,328	$(4,342,535)	$1,402,537	$2,554,295	$(58,859)	$(443,234)
Net income				196,819		196,819
Dividends declared ($0.78 per common share)				(65,947)		(65,947)
Dividends paid in shares			66			66
Other comprehensive income (loss), net of tax					(957)	(957)
Common stock issued	3					3
Shares withheld for tax withholding and exercises		(52,814)				(52,814)
Compensation payable in common stock			18,842			18,842
Common stock repurchased and held in treasury		(134,340)				(134,340)
Common stock issued to Directors and (held in)/released from treasury		(20)				(20)

Balance at March 31, 2021	1,331	(4,529,709)	1,421,445	2,685,167	(59,816)	(481,582)
Net income				165,423		165,423
Dividends declared ($0.78 per common share)				(64,863)		(64,863)
Dividends paid in shares			20			20
Other comprehensive income (loss), net of tax					807	807
Common stock issued						—
Shares withheld for tax withholding and exercises		(620)				(620)
Compensation payable in common stock			12,252			12,252
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		756				756

Balance at June 30, 2021	1,331	(4,529,573)	1,433,717	2,785,727	(59,009)	(367,807)
Net income				169,876		169,876
Dividends declared ($1.04 per common share)				(86,476)		(86,476)
Dividends paid in shares			21			21
Other comprehensive income (loss), net of tax					(2,666)	(2,666)
Common stock issued	1					1
Shares withheld for tax withholding and exercises		(5,286)				(5,286)
Compensation payable in common stock			12,263			12,263
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		49				49
Balance at September 30, 2021	$1,332	$(4,534,810)	$1,446,001	$2,869,127	$(61,675)	$(280,025)
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Cash flows from operating activities
Net income	$655,602	$532,118
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	67,274	59,569
Stock-based compensation expense	46,432	43,218
Depreciation and amortization of property, equipment and leasehold improvements	20,426	20,972
Amortization of right of use assets	18,555	18,255
Loss on impairment of right of use assets, net	705	—
Amortization of debt origination fees	3,868	3,658
Loss on extinguishment of debt	—	59,103
Deferred taxes	59,324	(101,840)
Other adjustments	(3,654)	5,706
Changes in assets and liabilities:
Accounts receivable	127,043	69,324
Prepaid income taxes	(77,908)	4,165
Prepaid and other assets	(1,678)	(2,178)
Other non-current assets	32,547	332
Accounts payable	(8,144)	(6,347)
Accrued compensation and related benefits	(58,042)	(206)
Income taxes payable	(52,939)	11,981
Other accrued liabilities	31,297	7,201
Deferred revenue	(66,982)	(57,932)
Long-term operating lease liabilities	(19,492)	(15,644)
Other non-current liabilities	6,105	5,763
Other	(397)	(813)
Net cash provided by operating activities	779,942	656,405

Cash flows from investing activities
Capitalized software development costs	(44,425)	(29,078)
Capital expenditures	(8,012)	(7,119)
Acquisition of a business, net of cash acquired	—	(948,695)
Acquisition of equity method investment	(5)	(77)
Other	29	(910)
Net cash used in investing activities	(52,413)	(985,879)

Cash flows from financing activities
Proceeds from borrowings, inclusive of premium	355,000	1,803,750
Repayment of borrowings	(5,000)	(1,051,810)
Repurchase of common stock held in treasury	(1,327,298)	(193,060)
Payment of dividends	(272,759)	(216,496)
Payment of debt issuance costs in connection with debt	(2,559)	(21,135)
Payment of contingent consideration	(211)	—
Net cash (used in) provided by financing activities	(1,252,827)	321,249

Effect of exchange rate changes	(29,039)	(7,632)

Net (decrease) increase in cash	(554,337)	(15,857)
Cash and cash equivalent, beginning of period	1,421,449	1,300,521
Cash and cash equivalent, end of period	$867,112	$1,284,664

Supplemental disclosure of cash flow information:
Cash paid for interest	$107,162	$101,631
Cash paid for income taxes, net of refunds received	$154,725	$163,732

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$1,926	$4,821

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$3,270	$2,096
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
Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements include the accounts of MSCI and its wholly owned subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of September 30, 2022 and December 31, 2021, the results of operations, comprehensive income and shareholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2021 have been derived from the 2021 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
Concentrations
For the nine months ended September 30, 2022 and 2021, BlackRock, Inc. (“BlackRock”) accounted for 10.5% and 12.9% of the Company’s consolidated operating revenues, respectively. For the nine months ended September 30, 2022 and 2021, BlackRock accounted for 17.7% and 20.6% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics, ESG and Climate or All Other – Private Assets segments for the nine months ended September 30, 2022 and 2021.
Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts from December 31, 2020 to September 30, 2022 were as follows:

Amount
(in thousands)
Balance as of December 31, 2020	$1,583
Addition (reduction) to credit loss expense	1,210
Write-offs, net of recoveries	(456)
Balance as of December 31, 2021	$2,337
Addition (reduction) to credit loss expense	855
Adjustments and write-offs, net of recoveries	(569)
Balance as of September 30, 2022	$2,623

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
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months Ended September 30, 2022
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$185,531	$142,751	$56,353	$35,581	$420,216
Asset-based fees	125,620	—	—	—	125,620
Non-recurring	11,089	2,164	1,242	308	14,803
Total	$322,240	$144,915	$57,595	$35,889	$560,639

	For the Nine Months Ended September 30, 2022
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$539,740	$420,047	$160,962	$106,276	$1,227,025
Asset-based fees	402,889	—	—	—	402,889
Non-recurring	31,319	6,349	3,790	1,018	42,476
Total	$973,948	$426,396	$164,752	$107,294	$1,672,390

	For the Three Months Ended September 30, 2021
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$165,310	$134,320	$42,592	$15,418	$357,640
Asset-based fees	141,745	—	—	—	141,745
Non-recurring	14,448	1,978	1,099	189	17,714
Total	$321,503	$136,298	$43,691	$15,607	$517,099

	For the Nine Months Ended September 30, 2021
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$480,488	$399,360	$115,299	$48,355	$1,043,502
Asset-based fees	404,593	—	—	—	404,593
Non-recurring	34,876	6,857	2,450	1,424	45,607
Total	$919,957	$406,217	$117,749	$49,779	$1,493,702

The tables that follow present the change in accounts receivable, net of allowances, and current deferred revenue between the dates indicated:

	Accounts receivable, net	Deferred revenue
	(in thousands)
Opening (December 31, 2021)	$664,511	$824,912
Closing (September 30, 2022)	525,360	735,710
Increase/(decrease)	$(139,151)	$(89,202)

	Accounts receivable, net	Deferred revenue
	(in thousands)
Opening (December 31, 2020)	$558,569	$675,870
Closing (September 30, 2021)	496,726	643,352
Increase/(decrease)	$(61,843)	$(32,518)
The amounts of revenue recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $149.4 million and $722.0 million for the three and nine months ended September 30, 2022, respectively and $145.2 million and $623.8 million for the three and nine months ended September 30, 2021, respectively. The difference between the opening and closing balances of the Company’s deferred revenue is primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. As of September 30, 2022 and December 31, 2021, the Company carried a long-term deferred revenue balance of $27.7 million and $23.4 million, respectively, in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
September 30,
2022
(in thousands)
First 12-month period	$572,644
Second 12-month period	332,957
Third 12-month period	138,779
Periods thereafter	84,390
Total	$1,128,770
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”).

The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands, except per share data)
Net income	$216,592	$169,876	$655,602	$532,118

Basic weighted average common shares outstanding	80,500	82,470	81,001	82,521
Effect of dilutive securities:
PSUs, RSUs and PSOs	374	1,084	480	925
Diluted weighted average common shares outstanding	80,874	83,554	81,481	83,446

Earnings per common share:
Basic	$2.69	$2.06	$8.09	$6.45
Diluted	$2.68	$2.03	$8.05	$6.38
5. ACQUISITIONS
On September 13, 2021, MSCI acquired all of the issued and outstanding preferred and common shares of Real Capital Analytics, Inc (“RCA”) for an aggregate cash purchase price of $949.0 million. This acquisition expands MSCI’s suite of real estate solutions, providing the real estate industry with data, analytics and support tools to manage investments and understand performance and risk, including climate risk, within their portfolios. RCA has been accounted for as a business combination using the acquisition method of accounting and has been integrated into the All Other – Private Assets reportable segment, as a component of the Real Assets operating segment. A portion of RCA’s client agreements do not have automatic renewal clauses at the end of the subscription period. Due to the historically high retention rate and expectation that a substantial portion of the client agreements will be renewed, the associated revenue is recorded as recurring subscription revenue.
The table below represents the final purchase price allocation to total assets acquired and liabilities assumed based on their respective estimated fair values as of September 13, 2021 and the associated estimated useful lives at that date. In the fourth quarter of 2021, the Company early adopted ASU 2021-08, which resulted in an increase to deferred revenue and goodwill and a decrease in deferred tax liabilities recorded as of the opening balance sheet date.

	Estimated Useful Life	Fair Value
		(in thousands)
Accounts receivable		$9,700
Other current assets		3,721
Property, equipment and leasehold improvements, net		1,204
Right of use assets		6,441
Other non-current assets		3,398
Deferred revenue		(35,194)
Other current liabilities		(15,525)
Long-term operating lease liabilities		(4,849)
Deferred tax liabilities		(83,737)
Other non-current liabilities		(223)
Intangible assets:
Proprietary data	11 years	185,500
Customer relationships	20 years	175,800
Acquired technology and software	9 years	31,500
Trademarks	2 years	890
Goodwill		670,333
Purchase price, net of cash acquired		$948,959
The recorded goodwill is primarily attributable to the utilization of the acquired data as well as expanded market opportunities. Goodwill attributable to the acquisition is not deductible for income tax purposes.
Revenue of RCA recognized within the condensed consolidated financial statements was $21.3 million and $59.8 million for the three and nine months ended September 30, 2022, respectively.
6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
Property, equipment and leasehold improvements, net consisted of the following as of the dates indicated:

	As of
	September 30,	December 31,
	2022	2021
	(in thousands)
Computer & related equipment	$178,523	$179,557
Furniture & fixtures	13,451	14,194
Leasehold improvements	54,183	56,308
Work-in-process	2,105	2,699
Subtotal	248,262	252,758
Accumulated depreciation and amortization	(193,921)	(186,043)
Property, equipment and leasehold improvements, net	$54,341	$66,715
Depreciation and amortization expense of property, equipment and leasehold improvements was $7.1 million and $6.8 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $20.4 million and $21.0 million for the nine months ended September 30, 2022 and 2021, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2021	$1,205,443	$290,976	$48,047	$691,920	$2,236,386
Acquisitions (1)	—	—	—	(541)	(541)
Foreign exchange translation adjustment	(6,003)	—	—	(3,701)	(9,704)
Goodwill at September 30, 2022	$1,199,440	$290,976	$48,047	$687,678	$2,226,141
___________________________
(1)Reflects the impact of measurement period adjustments associated with the acquisition of RCA.

The Company completed its annual goodwill impairment test as of July 1, 2022 on its Index, Analytics, ESG and Climate, and Real Assets reporting units, which are also the Company’s operating segments, and no impairments were noted. The Company determined that it was not more likely than not that the fair value of its reporting units is less than their respective carrying values. See Note 12, “Segment Information,” for further descriptions of the operating segments.
Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Amortization expense of acquired intangible assets	$15,810	$9,602	$47,562	$26,346
Amortization expense of internally developed capitalized software	7,565	4,503	19,712	17,210
Write-off of internally developed capitalized software	—	—	—	16,013
Total amortization of intangible assets expense	$23,375	$14,105	$67,274	$59,569

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	As of
	September 30,	December 31,
	2022	2021
	(in thousands)
Gross intangible assets:
Customer relationships	$532,500	$532,400
Proprietary data	220,778	220,639
Acquired technology and software	209,220	209,220
Trademarks	208,190	208,190
Internally developed capitalized software	150,480	106,181
Subtotal	1,321,168	1,276,630
Foreign exchange translation adjustment	(16,875)	(5,782)
Total gross intangible assets	$1,304,293	$1,270,848
Accumulated amortization:
Customer relationships	$(300,800)	$(277,865)
Proprietary data	(37,034)	(22,678)
Acquired technology and software	(178,805)	(175,718)
Trademarks	(159,650)	(152,468)
Internally developed capitalized software	(69,214)	(49,394)
Subtotal	(745,503)	(678,123)
Foreign exchange translation adjustment	6,791	616
Total accumulated amortization	$(738,712)	$(677,507)
Net intangible assets:
Customer relationships	$231,700	$254,535
Proprietary data	183,744	197,961
Acquired technology and software	30,415	33,502
Trademarks	48,540	55,722
Internally developed capitalized software	81,266	56,787
Subtotal	575,665	598,507
Foreign exchange translation adjustment	(10,083)	(5,166)
Total net intangible assets	$565,582	$593,341
The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2022 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder of 2022	$24,562
2023	94,309
2024	87,153
2025	60,949
2026	37,318
Thereafter	261,291
Total	$565,582

8. COMMITMENTS AND CONTINGENCIES
As of September 30, 2022, the Company had outstanding an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) and an aggregate of $350.0 million in senior unsecured tranche A term loans (the “Tranche A Term Loans”) under the term loan A facility (the “TLA Facility”), as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
	Maturity Date	September 30, 2022	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in thousands)
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	1,000,000	992,273	991,455	864,190	1,047,950
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	894,760	894,263	753,471	924,777
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	990,793	989,973	842,510	1,046,620
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	594,031	593,538	483,858	625,536
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	692,695	692,193	540,778	710,906
Variable rate Tranche A Term Loans due 2027	February 16, 2027	350,000	348,450	—	348,250	—
Total debt		$4,550,000	$4,513,002	$4,161,422	$3,833,057	$4,355,789
Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Tranche A Term Loans
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
Variable rate Tranche A Term Loans due 2027[1]	Quarterly	October 15
___________________________
(1)The first payment occurred on October 15, 2022.
The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.
Credit Agreement. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks. On June 9, 2022, the Company, the guarantors party thereto and the lenders and agents party thereto, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), amending and restating in its entirety the Company’s prior revolving credit agreement (the “Prior Revolving Credit Agreement”). The Credit Agreement makes available to the Company an aggregate of $500.0 million of revolving loan commitments, which may be drawn until February 16, 2027, and the TLA Facility. At September 30, 2022, the revolving loan commitments were undrawn. As noted above, at September 30, 2022, the commitments under the TLA Facility were drawn in full, and the resulting Tranche A Term Loans mature on February 16, 2027. The obligations under the Credit Agreement are general unsecured obligations of the Company and the guarantors.
Interest on the Tranche A Term Loans under the TLA Facility accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin and will be due on each Interest Payment Date (as defined in the Credit Agreement). The applicable margin is calculated by reference to the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and ranges between 1.50% to 2.00% for SOFR loans, and 0.50% to 1.00% for Base Rate loans. At September 30, 2022, the interest rate on the TLA Facility was 4.29%.
In connection with the closings of the Senior Notes offerings, entry into the Prior Revolving Credit Agreement and the subsequent amendments thereto and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At September 30, 2022, $39.3 million of the deferred financing fees and premium remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.8 million of which is included in “Other non-current assets” and $37.0 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

9. LEASES
The Company recognized $7.3 million and $7.6 million of operating lease expenses for the three months ended September 30, 2022 and 2021, respectively. The Company recognized $22.4 million and $22.7 million of operating lease expenses for the nine months ended September 30, 2022 and 2021, respectively. The amounts associated with variable lease costs, short-term lease costs and sublease income were not material for any of the three and nine months ended September 30, 2022 and 2021.
Maturities of the Company’s operating lease liabilities as of September 30, 2022 are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2022	$5,395
2023	28,346
2024	23,457
2025	22,273
2026	20,736
Thereafter	82,118
Total lease payments	$182,325
Less: Interest	(22,924)
Present value of lease liabilities	$159,401

Other accrued liabilities	$22,136
Long-term operating lease liabilities	$137,265
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	September 30,	December 31,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)	8.08	8.16
Weighted-average discount rate	3.15%	3.09%
Other information related to the Company’s operating leases are as follows:

Other Information	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating cash flows used for operating leases	$22,025	$23,038
Right of use assets obtained in exchange for new operating lease liabilities	$14,929	$20,109
10. SHAREHOLDERS’ EQUITY (DEFICIT)
Return of capital
On July 28, 2022, the Board of Directors authorized a stock repurchase program (the “2022 Repurchase Program”) for the purchase of up to $1,000.0 million worth of shares of MSCI’s common stock in addition to the $539.1 million of authorization then remaining under a previously existing share repurchase program that was replaced by, and incorporated into, the 2022 Repurchase Program for a total of $1,539.1 million of stock repurchase authorization available under the 2022 Repurchase Program.
Share repurchases made pursuant to the 2022 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of September 30, 2022, there was $1,374.5 million of available authorization remaining under the 2022 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Nine Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
September 30, 2022	$473.26	2,567	$1,214,695
September 30, 2021	$407.70	330	$134,340
The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	(Released)/Deferred
2022
Three Months Ended March 31,	$1.04	$87,280	$87,846	$(566)
Three Months Ended June 30,	1.04	84,593	84,189	404
Three Months Ended September 30,	1.25	101,354	100,849	505
Total	$3.33	$273,227	$272,884	$343
2021
Three Months Ended March 31,	$0.78	$65,947	$66,153	$(206)
Three Months Ended June 30,	0.78	64,863	64,489	374
Three Months Ended September 30,	1.04	86,476	85,961	515
Total	$2.60	$217,286	$216,603	$683

Common Stock.
The following table presents activity related to shares of common stock issued and repurchased during the nine months ended September 30, 2022:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2021	133,162,178	(50,722,729)	82,439,449
Dividend payable/paid	82	—	82
Common stock issued	417,508	—	417,508
Shares withheld for tax withholding	—	(190,766)	(190,766)
Shares repurchased under stock repurchase programs	—	(1,498,143)	(1,498,143)
Shares issued to directors	41	(41)	—
Balance at March 31, 2022	133,579,809	(52,411,679)	81,168,130
Dividend payable/paid	23	—	23
Common stock issued	20,178	—	20,178
Shares withheld for tax withholding	—	(9,749)	(9,749)
Shares repurchased under stock repurchase programs	—	(685,522)	(685,522)
Shares issued to directors	4,122	(924)	3,198
Balance at June 30, 2022	133,604,132	(53,107,874)	80,496,258
Dividend payable/paid	—	—	—
Common stock issued	16,678	—	16,678
Shares withheld for tax withholding	—	(8,812)	(8,812)
Shares repurchased under stock repurchase programs	—	(382,986)	(382,986)
Shares issued to directors	60	(60)	—
Balance at September 30, 2022	133,620,870	(53,499,732)	80,121,138
11. INCOME TAXES
The Company’s provision for income taxes was $122.6 million and $80.3 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts reflect effective tax rates of 15.8% and 13.1% for the nine months ended September 30, 2022 and 2021, respectively.
The effective tax rate of 15.8% for the nine months ended September 30, 2022 reflects the Company's estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $28.2 million, primarily related to $28.4 million of excess tax benefits recognized on share-based compensation vested during the period.
The effective tax rate of 13.1% for the nine months ended September 30, 2021 reflects the Company's estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $49.3 million, primarily related to $22.7 million of excess tax benefits recognized on share-based compensation vested during the period and $15.2 million related to the tax impact of loss on debt extinguishment recognized during the period on the redemption of the Company’s 5.375% senior unsecured notes due 2027 (the “2027 Senior Notes”) and 4.750% senior unsecured notes due 2026 (the “2026 Senior Notes”). Also included in the discrete items is a $5.1 million benefit related to prior year settlements, a $2.3 million benefit related to the revaluation of deferred taxes as a result of the enactment of an increase in the UK corporate tax rate, a $2.0 million benefit related to the filing of prior year refund claims and $2.0 million of tax benefits related to other prior year items.
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
The Inflation Reduction Act of 2022 (“IRA”), enacted on August 16, 2022, is not currently anticipated to have a material impact on the Company’s provision for income taxes.
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
The following table presents operating revenues by reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating revenues
Index	$322,240	$321,503	$973,948	$919,957
Analytics	144,915	136,298	426,396	406,217
ESG and Climate	57,595	43,691	164,752	117,749
All Other - Private Assets	35,889	15,607	107,294	49,779
Total	$560,639	$517,099	$1,672,390	$1,493,702

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Index Adjusted EBITDA	$245,967	$245,587	$737,012	$698,934
Analytics Adjusted EBITDA	67,634	50,291	181,484	145,836
ESG and Climate Adjusted EBITDA	15,910	9,820	42,334	20,585
All Other - Private Assets Adjusted EBITDA	11,450	897	29,819	12,775
Total operating segment profitability	340,961	306,595	990,649	878,130
Amortization of intangible assets	23,375	14,105	67,274	59,569
Depreciation and amortization of property, equipment and leasehold improvements	7,127	6,809	20,426	20,972
Acquisition-related integration and transaction costs(1)	928	5,451	4,059	5,451
Operating income	309,531	280,230	898,890	792,138
Other expense (income), net	40,327	79,580	120,711	179,765
Provision for income taxes	52,612	30,774	122,577	80,255
Net income	$216,592	$169,876	$655,602	$532,118
___________________________
(1)Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.
Operating revenues by geography are based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating revenues
Americas:
United States	$233,196	$213,756	$696,284	$611,226
Other	24,450	22,060	70,559	63,259
Total Americas	257,646	235,816	766,843	674,485

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	88,681	87,101	264,854	250,984
Other	125,607	113,102	379,695	332,554
Total EMEA	214,288	200,203	644,549	583,538

Asia & Australia:
Japan	21,784	23,384	67,817	68,019
Other	66,921	57,696	193,181	167,660
Total Asia & Australia	88,705	81,080	260,998	235,679

Total	$560,639	$517,099	$1,672,390	$1,493,702

Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	September 30,	December 31,
	2022	2021
	(in thousands)
Long-lived assets
Americas:
United States	$177,089	$167,870
Other	12,272	13,480
Total Americas	189,361	181,350

EMEA:
United Kingdom	18,552	19,563
Other	22,376	34,240
Total EMEA	40,928	53,803

Asia & Australia:
Japan	657	1,150
Other	34,930	31,873
Total Asia & Australia	35,587	33,023

Total	$265,876	$268,176
13. SUBSEQUENT EVENTS
Subsequent to the three months ended September 30, 2022 and through trade date of October 24, 2022, the Company repurchased an additional 0.2 million shares of common stock at an average price of $430.07 per share for a total value of $70.1 million.
On October 24, 2022, the Board of Directors declared a quarterly cash dividend of $1.25 per share for the three months ending December 31, 2022 (“fourth quarter 2022”). The fourth quarter 2022 dividend is payable on November 30, 2022 to shareholders of record as of the close of trading on November 10, 2022.

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
As of September 30, 2022, we served over 6,6001 clients in more than 95 countries.
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
For the nine months ended September 30, 2022, our largest client organization by revenue, BlackRock, accounted for 10.5% of our total revenues, with 95.3% of the revenue from BlackRock coming from fees based on the assets in BlackRock’s ETFs that are based on our indexes.
The discussion of our results of operations for the three and nine months ended September 30, 2022 and 2021 are presented below. The results of operations for interim periods may not be indicative of future results.
1 Represents the aggregate of all related clients under their respective parent entity.

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
The following table presents operating revenues by type for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Recurring subscriptions	$420,216	$357,640	17.5%	$1,227,025	$1,043,502	17.6%
Asset-based fees	125,620	141,745	(11.4%)	402,889	404,593	(0.4%)
Non-recurring	14,803	17,714	(16.4%)	42,476	45,607	(6.9%)
Total operating revenues	$560,639	$517,099	8.4%	$1,672,390	$1,493,702	12.0%
Total operating revenues increased 8.4% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations individually, total operating revenues would have increased 4.9% and 10.7%, respectively.
Operating revenues from recurring subscriptions increased 17.5% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by strong growth in Index products, which increased $20.2 million, or 12.2%, All Other – Private Assets products, which increased $20.2 million, or 130.8%, mainly reflecting the acquisition of RCA, and ESG and Climate products, which increased $13.8 million, or 32.3%. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 15.6%.
Operating revenues from asset-based fees decreased 11.4% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by a decline in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes decreased by 14.3% and 14.9%, respectively, primarily driven by a decrease in average AUM and average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes increased 15.6%, driven by volume increases.
Total operating revenues increased 12.0% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations individually, total operating revenues would have increased 8.1% and 13.6%, respectively.
Operating revenues from recurring subscriptions increased 17.6% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by strong growth in Index products, which increased $59.3 million, or 12.3%, All Other – Private Assets products, which increased $57.9 million, or 119.8%, mainly reflecting the acquisition of RCA, and ESG and Climate products, which increased $45.7 million, or 39.6%. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 14.2%.
Operating revenues from asset-based fees decreased 0.4% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven by a decline in revenues from ETFs linked to MSCI equity indexes, partially offset by an increase in revenues from exchange traded futures and options contracts. Operating revenues from ETFs linked to MSCI equity indexes decreased by 3.6%, primarily driven by a decrease in average basis point fees, partially offset by an increase in average AUM. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes increased by 17.3%, driven by volume increases.

The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2021				2022
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
AUM in ETFs linked to MSCI equity indexes(1), (2)	$1,209.6	$1,336.2	$1,336.6	$1,451.6	$1,389.3	$1,189.5	$1,081.2
Sequential Change in Value
Market Appreciation/(Depreciation)	$43.2	$73.7	$(30.7)	$56.5	$(89.7)	$(207.3)	$(105.7)
Cash Inflows	62.8	52.9	31.1	58.5	27.4	7.5	(2.6)
Total Change	$106.0	$126.6	$0.4	$115.0	$(62.3)	$(199.8)	$(108.3)
The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2021				2022
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI equity indexes(1), (2)
Quarterly average	$1,169.2	$1,292.4	$1,361.9	$1,414.8	$1,392.5	$1,285.4	$1,208.9
Year-to-date average	$1,169.2	$1,230.8	$1,274.5	$1,309.6	$1,392.5	$1,338.9	$1,295.6
___________________________
(1)The historical values of the AUM in ETFs linked to our equity indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Equity Indexes” on our Investor Relations homepage at http://ir.msci.com. This information is updated mid-month each month. Information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the SEC. The AUM in ETFs also includes AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.
(2)The value of AUM in ETFs linked to MSCI equity indexes is calculated by multiplying the equity ETF net asset value by the number of shares outstanding.
The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended September 30, 2022, was down $153.0 billion, or 11.2%, compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, it was up $21.1 billion, or 1.7%, compared to the nine months ended September 30, 2021.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Operating revenues:
Index
Recurring subscriptions	$185,531	$165,310	12.2%	$539,740	$480,488	12.3%
Asset-based fees	125,620	141,745	(11.4%)	402,889	404,593	(0.4%)
Non-recurring	11,089	14,448	(23.2%)	31,319	34,876	(10.2%)
Index total	322,240	321,503	0.2%	973,948	919,957	5.9%

Analytics
Recurring subscriptions	142,751	134,320	6.3%	420,047	399,360	5.2%
Non-recurring	2,164	1,978	9.4%	6,349	6,857	(7.4%)
Analytics total	144,915	136,298	6.3%	426,396	406,217	5.0%

ESG and Climate
Recurring subscriptions	56,353	42,592	32.3%	160,962	115,299	39.6%
Non-recurring	1,242	1,099	13.0%	3,790	2,450	54.7%
ESG and Climate total	57,595	43,691	31.8%	164,752	117,749	39.9%

All Other - Private Assets
Recurring subscriptions	35,581	15,418	130.8%	106,276	48,355	119.8%
Non-recurring	308	189	63.0%	1,018	1,424	(28.5%)
All Other - Private Assets total	35,889	15,607	130.0%	107,294	49,779	115.5%
Total operating revenues	$560,639	$517,099	8.4%	$1,672,390	$1,493,702	12.0%
Refer to the section titled “Segment Results” that follows for further discussion of segment revenues.
Operating Expenses
We group our operating expenses into the following activity categories:
•Cost of revenues;
•Selling and marketing;
•Research and development (“R&D”);
•General and administrative (“G&A”);
•Amortization of intangible assets; and
•Depreciation and amortization of property, equipment and leasehold improvements.
Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved. Cost of revenues, selling and marketing, R&D and G&A all include both compensation as well as non-compensation related expenses.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Operating expenses:
Cost of revenues	$98,418	$89,674	9.8%	$301,957	$262,781	14.9%
Selling and marketing	65,545	59,819	9.6%	192,671	174,477	10.4%
Research and development	25,941	28,352	(8.5%)	78,179	80,745	(3.2%)
General and administrative	30,702	38,110	(19.4%)	112,993	103,020	9.7%
Amortization of intangible assets	23,375	14,105	65.7%	67,274	59,569	12.9%
Depreciation and amortization of property, equipment and leasehold improvements	7,127	6,809	4.7%	20,426	20,972	(2.6%)
Total operating expenses	$251,108	$236,869	6.0%	$773,500	$701,564	10.3%
Total operating expenses increased 6.0% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 11.5%.
Total operating expenses increased 10.3% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 14.1%.
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
Cost of revenues increased 9.8% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, reflecting increases across the All Other – Private Assets, ESG and Climate and Index reportable segments, partially offset by decreased spending in the Analytics reportable segment. The change was driven by increases in non-compensation costs, primarily relating to higher information technology costs and market data costs, as well as higher compensation and benefits costs, primarily reflecting higher wages and salaries, as a result of increased headcount.
Cost of revenues increased 14.9% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, reflecting increases across the All Other – Private Assets, ESG and Climate and Index reportable segments, partially offset by decreased spending in the Analytics reportable segment. The change was driven by increases in non-compensation costs, primarily relating to higher information technology costs, professional fees and market data costs, as well as higher compensation and benefits costs, primarily reflecting higher wages and salaries and benefits, as a result of increased headcount.
Selling and Marketing
Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other departments associated with acquiring new business, including product management, research, technology and sales operations.
Selling and marketing expenses increased 9.6% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, reflecting increases across the ESG and Climate, All Other – Private Assets and Index reportable segments, partially offset by decreases in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher benefits and wages and salaries costs, as a result of increased headcount.
Selling and marketing expenses increased 10.4% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, reflecting increases across the All Other – Private Assets, ESG and Climate and Index reportable segments, partially offset by decreases in the Analytics reportable segment. The change was primarily driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and benefits costs, as a result of increased headcount.

The change was also driven by higher non-compensation costs, primarily related to higher travel costs and costs associated with conferences and events.
Research and Development
R&D expenses consist of costs to develop new or enhance existing products and the costs to develop new or enhanced technologies and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support directly associated with these activities.
R&D expenses decreased 8.5% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by increased capitalization of expenses related to internally developed software projects, partially offset by higher wages and salaries, driven by headcount increases. Taking into consideration investments eligible for capitalization, research and development spending increased across the All Other - Private Assets, ESG and Climate, and Index reportable segments, partially offset by decreased spending in the Analytics reportable segment.
R&D expenses decreased 3.2% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by increased capitalization of expenses related to internally developed software projects. The decrease was partially offset by higher wages and salaries and benefits costs, driven by headcount increases, as well as higher non-compensation costs, reflecting increased information technology costs. Taking into consideration investments eligible for capitalization, R&D spending increased across the All Other - Private Assets, Index and ESG and Climate reportable segments, partially offset by decreased spending in the Analytics reportable segment.
General and Administrative
G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.

G&A expenses decreased 19.4% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by decreases in the All Other – Private Assets, Analytics and Index reportable segments. The change was primarily driven by the absence of transaction costs related to the acquisition of RCA, as well as lower non-compensation costs, reflecting decreased other non-income tax expenses as a result of favorable settlements reached in the current period.

G&A expenses increased 9.7% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by increases across the All Other – Private Assets, Index and ESG and Climate reportable segments, partially offset by decreases in the Analytics reportable segment. The change was primarily driven by increases in compensation costs, as a result of increased headcount.
The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Compensation and benefits	$155,447	$152,540	1.9%	$489,527	$452,237	8.2%
Non-compensation expenses	65,159	63,415	2.8%	196,273	168,786	16.3%
Amortization of intangible assets	23,375	14,105	65.7%	67,274	59,569	12.9%
Depreciation and amortization of property, equipment and leasehold improvements	7,127	6,809	4.7%	20,426	20,972	(2.6%)
Total operating expenses	$251,108	$236,869	6.0%	$773,500	$701,564	10.3%
Compensation and Benefits
Compensation and benefits costs increased 1.9% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, the increase was 8.2% compared to the nine months ended September 30, 2021. The increase in both the three and nine months ended September 30, 2022 was primarily driven by headcount growth across all spending categories. We had 4,767 employees as of September 30, 2022, compared to 4,237 employees as of September 30, 2021, reflecting a 12.5% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of

September 30, 2022, 65.0% of our employees were located in emerging market centers compared to 62.5% as of September 30, 2021. Adjusting for the impact of foreign currency exchange rate fluctuations, compensation and benefits costs would have increased by 9.0% and 13.3%, respectively, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.
A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate, incentive compensation would be expected to decrease accordingly.
Non-Compensation Expenses

Non-compensation expenses increased 2.8% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by higher information technology costs and professional fees, partially offset by the absence of transaction costs related to the acquisition of RCA as well as decreased other non-income tax expenses as a result of favorable settlements reached in the current period.

Non-compensation expenses increased 16.3% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by higher information technology costs, professional fees and market data costs.
Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates.
Amortization of Intangible Assets
Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and capitalization of internally developed software projects recognized over their estimated useful lives. Amortization of intangible assets expense increased 65.7% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by additional amortization recognized on acquired intangible assets following the acquisition of RCA.
Amortization of intangible assets expense increased 12.9% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by additional amortization recognized on acquired intangible assets following the acquisition of RCA, partially offset by the absence of intangible assets write-off costs.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of computer and related equipment, leasehold improvements, software and furniture and fixtures over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements remained relatively flat for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively.
Other Expense (Income), Net
The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Interest income	$(3,938)	$(396)	894.4%	$(5,160)	$(1,129)	357.0%
Interest expense	44,162	42,137	4.8%	125,961	119,278	5.6%
Other expense (income)	103	37,839	(99.7%)	(90)	61,616	(100.1%)
Total other expense (income), net	$40,327	$79,580	(49.3%)	$120,711	$179,765	(32.9%)
Other expense (income), net decreased 49.3% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by the absence of debt extinguishment costs, as well as higher interest income. The decrease was partially offset by higher interest expense associated with higher average outstanding debt balances.

Other expense (income), net decreased 32.9% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the absence of debt extinguishment costs and higher interest income, partially offset by higher interest expense associated with higher average outstanding debt balances.
Income Taxes
The following table shows our income tax provision and effective tax rate for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Provision for income taxes	52,612	30,774	71.0%	122,577	80,255	52.7%
Effective tax rate	19.5%	15.3%	27.5%	15.8%	13.1%	20.6%

The effective tax rate of 19.5% for the three months ended September 30, 2022 reflects the Company's estimate of the effective tax rate for the period. The level of discrete items was not impactful to the effective tax rate for the period.
The effective tax rate of 15.3% for the three months ended September 30, 2021 reflects the Company's estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $15.1 million, primarily related to the $9.6 million tax impact of loss on debt extinguishment recognized during the period with respect to the redemption of the 2027 Senior Notes. Also included in the discrete items is a $3.8 million benefit related to prior year settlements, $1.3 million of excess tax benefits recognized on share-based compensation vested during the period and $0.4 million of tax benefits related to other prior year items.
The effective tax rate of 15.8% for the nine months ended September 30, 2022 reflects the Company's estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $28.2 million, primarily related to $28.4 million of excess tax benefits recognized on share-based compensation vested during the period.
The effective tax rate of 13.1% for the nine months ended September 30, 2021 reflects the Company's estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $49.3 million, primarily related to $22.7 million of excess tax benefits recognized on share-based compensation vested during the period and $15.2 million related to the tax impact of loss on debt extinguishment recognized during the period on the redemption of the Company’s 2027 Senior Notes and 2026 Senior Notes. Also included in the discrete items is a $5.1 million benefit related to prior year settlements, a $2.3 million benefit related to the revaluation of deferred taxes as a result of the enactment of an increase in the UK corporate tax rate, a $2.0 million benefit related to the filing of prior year refund claims and $2.0 million of tax benefits related to other prior year items.
Net Income
The following table shows our net income for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Net income	$216,592	$169,876	27.5%	$655,602	$532,118	23.2%
As a result of the factors described above, net income increased 27.5% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and increased 23.2% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Weighted average shares outstanding:
Basic	80,500	82,470	(2.4%)	81,001	82,521	(1.8%)
Diluted	80,874	83,554	(3.2%)	81,481	83,446	(2.4%)

The following table shows our common shares outstanding for the periods indicated:

	As of		% Change
(in thousands)	September 30, 2022	December 31, 2021
Common shares outstanding	80,121	82,439	(2.8%)
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
The following table presents the calculation of the non-GAAP Adjusted EBITDA measure for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Operating revenues	$560,639	$517,099	8.4%	$1,672,390	$1,493,702	12.0%
Adjusted EBITDA expenses	219,678	210,504	4.4%	681,741	615,572	10.7%
Adjusted EBITDA	$340,961	$306,595	11.2%	$990,649	$878,130	12.8%
Adjusted EBITDA margin %	60.8%	59.3%		59.2%	58.8%
Operating margin %	55.2%	54.2%		53.7%	53.0%
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

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Index Adjusted EBITDA	$245,967	$245,587	0.2%	$737,012	$698,934	5.4%
Analytics Adjusted EBITDA	67,634	50,291	34.5%	181,484	145,836	24.4%
ESG and Climate Adjusted EBITDA	15,910	9,820	62.0%	42,334	20,585	105.7%
All Other - Private Assets Adjusted EBITDA	11,450	897	1176.5%	29,819	12,775	133.4%
Consolidated Adjusted EBITDA	340,961	306,595	11.2%	990,649	878,130	12.8%
Amortization of intangible assets	23,375	14,105	65.7%	67,274	59,569	12.9%
Depreciation and amortization of property, equipment and leasehold improvements	7,127	6,809	4.7%	20,426	20,972	(2.6%)
Acquisition-related integration and transaction costs (1)	928	5,451	(83.0%)	4,059	5,451	(25.5%)
Operating income	309,531	280,230	10.5%	898,890	792,138	13.5%
Other expense (income), net	40,327	79,580	(49.3%)	120,711	179,765	(32.9%)
Provision for income taxes	52,612	30,774	71.0%	122,577	80,255	52.7%
Net income	$216,592	$169,876	27.5%	$655,602	$532,118	23.2%
___________________________
(1)Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.
The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Index Adjusted EBITDA expenses	$76,273	$75,916	0.5%	$236,936	$221,023	7.2%
Analytics Adjusted EBITDA expenses	77,281	86,007	(10.1%)	244,912	260,381	(5.9%)
ESG and Climate Adjusted EBITDA expenses	41,685	33,871	23.1%	122,418	97,164	26.0%
All Other - Private Assets Adjusted EBITDA expenses	24,439	14,710	66.1%	77,475	37,004	109.4%
Consolidated Adjusted EBITDA expenses	219,678	210,504	4.4%	681,741	615,572	10.7%
Amortization of intangible assets	23,375	14,105	65.7%	67,274	59,569	12.9%
Depreciation and amortization of property, equipment and leasehold improvements	7,127	6,809	4.7%	20,426	20,972	(2.6%)
Acquisition-related integration and transaction costs (1)	928	5,451	(83.0%)	4,059	5,451	(25.5%)
Total operating expenses	$251,108	$236,869	6.0%	$773,500	$701,564	10.3%
___________________________
(1)Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.
The discussion of the segment results is presented below.

Segment Results
Index Segment
The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Operating revenues:
Recurring subscriptions	$185,531	$165,310	12.2%	$539,740	$480,488	12.3%
Asset-based fees	125,620	141,745	(11.4%)	402,889	404,593	(0.4%)
Non-recurring	11,089	14,448	(23.2%)	31,319	34,876	(10.2%)
Operating revenues total	322,240	321,503	0.2%	973,948	919,957	5.9%
Adjusted EBITDA expenses	76,273	75,916	0.5%	236,936	221,023	7.2%
Adjusted EBITDA	$245,967	$245,587	0.2%	$737,012	$698,934	5.4%
Adjusted EBITDA margin %	76.3%	76.4%		75.7%	76.0%
Index operating revenues increased 0.2% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by growth from recurring subscriptions, partially offset by a decline in asset-based fees and non-recurring revenues. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 0.7%.
Operating revenues from recurring subscriptions increased 12.2% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by strong growth from both market cap-weighted and factor, ESG and climate Index products.
Operating revenues from asset-based fees decreased 11.4% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by a decline in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes decreased by 14.3% and 14.9%, respectively, primarily driven by a decrease in average AUM and average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes increased 15.6%, driven by volume increases.
Index segment Adjusted EBITDA expenses increased 0.5% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by higher non-compensation expenses across the cost of revenues, selling and marketing and R&D expense categories, partially offset by lower non-compensation expenses in the G&A expense category. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 6.1%.
Index operating revenues increased 5.9% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by growth from recurring subscriptions. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 6.2%.
Operating revenues from recurring subscriptions increased 12.3% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by strong growth from both market cap-weighted and factor, ESG and climate Index products.
Operating revenues from asset-based fees decreased 0.4% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven by a decline in revenues from ETFs linked to MSCI equity indexes, partially offset by an increase in revenues from exchange traded futures and options contracts. Operating revenues from ETFs linked to MSCI equity indexes decreased by 3.6%, primarily driven by a decrease in average basis point fees, partially offset by an increase in average AUM. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes increased by 17.3%, driven by volume increases.
Index segment Adjusted EBITDA expenses increased 7.2% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, reflecting higher compensation and non-compensation expenses to support growth across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 11.1%.
Analytics Segment
The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Operating revenues:
Recurring subscriptions	$142,751	$134,320	6.3%	$420,047	$399,360	5.2%
Non-recurring	2,164	1,978	9.4%	6,349	6,857	(7.4%)
Operating revenues total	144,915	136,298	6.3%	426,396	406,217	5.0%
Adjusted EBITDA expenses	77,281	86,007	(10.1%)	244,912	260,381	(5.9%)
Adjusted EBITDA	$67,634	$50,291	34.5%	$181,484	$145,836	24.4%
Adjusted EBITDA margin %	46.7%	36.9%		42.6%	35.9%
Analytics operating revenues increased 6.3% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by growth from recurring subscriptions related to Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 7.5%.
Analytics segment Adjusted EBITDA expenses decreased 10.1% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by lower compensation expenses across all expense activity categories, as a result of lower incentive compensation and increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have decreased 5.7%.
Analytics operating revenues increased 5.0% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by growth from recurring subscriptions related to Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 5.8%.
Analytics segment Adjusted EBITDA expenses decreased 5.9% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by lower compensation expenses across all expense activity categories, as a result of lower incentive compensation and increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have decreased 2.9%.
ESG and Climate Segment
The following table presents the results for the ESG and Climate segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Operating revenues:
Recurring subscriptions	$56,353	$42,592	32.3%	$160,962	$115,299	39.6%
Non-recurring	1,242	1,099	13.0%	3,790	2,450	54.7%
Operating revenues total	57,595	43,691	31.8%	164,752	117,749	39.9%
Adjusted EBITDA expenses	41,685	33,871	23.1%	122,418	97,164	26.0%
Adjusted EBITDA	$15,910	$9,820	62.0%	$42,334	$20,585	105.7%
Adjusted EBITDA margin %	27.6%	22.5%		25.7%	17.5%

ESG and Climate operating revenues increased 31.8% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by strong growth from recurring subscriptions related to Ratings and Climate products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 46.2%.
ESG and Climate segment Adjusted EBITDA expenses increased 23.1% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by higher compensation expenses across all spending categories, as a result of increased wages and salaries and benefits costs, due to higher headcount, partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 30.4%.
ESG and Climate operating revenues increased 39.9% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by strong growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 49.4%.
ESG and Climate segment Adjusted EBITDA expenses increased 26.0% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, reflecting higher compensation and non-compensation expenses to support growth across all expense categories. The increase was primarily driven by increased wages and salaries, incentive compensation and benefits costs, as a result of increased headcount, as well as increased professional fees and information technology costs. The increase was partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 31.2%.
All Other – Private Assets Segment
The following table presents the results for the All Other – Private Assets segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2022	2021		2022	2021
Operating revenues:
Recurring subscriptions	$35,581	$15,418	130.8%	$106,276	$48,355	119.8%
Non-recurring	308	189	63.0%	1,018	1,424	(28.5%)
Operating revenues total	35,889	15,607	130.0%	107,294	49,779	115.5%
Adjusted EBITDA expenses	24,439	14,710	66.1%	77,475	37,004	109.4%
Adjusted EBITDA	$11,450	$897	1176.5%	$29,819	$12,775	133.4%
Adjusted EBITDA margin %	31.9%	5.7%		27.8%	25.7%
All Other – Private Assets operating revenues increased 130.0% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by revenues attributable to the acquisition of RCA as well as growth in Enterprise Analytics, Global Intel and Climate Value-at-Risk products, partially offset by unfavorable foreign currency exchange rate fluctuations. Adjusting for both the impact of the acquisition and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 30.6%. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations individually, All Other – Private Assets operating revenues would have increased 13.9% and 146.7%, respectively.
All Other – Private Assets segment Adjusted EBITDA expenses increased 66.1% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, reflecting higher compensation and non-compensation across all spending categories, primarily driven by the acquisition of RCA. All Other - Private Assets segment Adjusted EBITDA expenses would have decreased 1.6% when excluding the impact of acquisitions and increased 79.3% when excluding the impact of foreign currency exchange rate fluctuations.
All Other – Private Assets operating revenues increased 115.5% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by revenues attributable to the acquisition of RCA as well as growth in Global Intel, Climate Value-at-Risk and Enterprise Analytics products, partially offset by unfavorable foreign currency exchange rate fluctuations. Adjusting for both the impact of the acquisition and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 11.7%. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations individually, All Other – Private Assets operating revenues would have decreased 0.3% and increased 127.5%, respectively.

All Other – Private Assets segment Adjusted EBITDA expenses increased 109.4% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, reflecting higher compensation and non-compensation across all spending categories, primarily driven by the acquisition of RCA. All Other - Private Assets segment Adjusted EBITDA expenses would have increased 3.4% when excluding the impact of acquisitions and increased 120.9% when excluding the impact of foreign currency exchange rate fluctuations.
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
Changes in our recurring revenues typically lag changes in Run Rate. The actual amount of recurring revenues we will realize over the following 12 months will differ from Run Rate for numerous reasons, including:
•fluctuations in revenues associated with new recurring sales;
•modifications, cancellations and non-renewals of existing Client Contracts, subject to specified notice requirements;
•differences between the recurring license start date and the date the Client Contract is executed due to, for example, contracts with onboarding periods or fee waiver periods;
•fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements, including foreign currency exchange rates, or from investment inflows into and outflows from investment products linked to our indexes;
•fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•price changes or discounts;
•revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•fluctuations in foreign currency exchange rates; and
•the impact of acquisitions and divestitures.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the periods indicated:

	As of		% Change
(in thousands)	September 30, 2022	September 30, 2021
Index:
Recurring subscriptions	$750,818	$667,023	12.6%
Asset-based fees	479,399	550,230	(12.9%)
Index total	1,230,217	1,217,253	1.1%

Analytics	597,752	568,932	5.1%

ESG and Climate	237,930	178,398	33.4%

All Other - Private Assets	137,401	131,678	4.3%

Total Run Rate	$2,203,300	$2,096,261	5.1%

Recurring subscriptions total	$1,723,901	$1,546,031	11.5%
Asset-based fees	479,399	550,230	(12.9%)
Total Run Rate	$2,203,300	$2,096,261	5.1%
Total Run Rate increased 5.1%, driven by an 11.5% increase from recurring subscriptions, partially offset by a 12.9% decrease from asset-based fees. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 14.2%.
Run Rate from Index recurring subscriptions increased 12.6%, primarily driven by strong growth from market cap-weighted, factor, ESG and climate, and custom and specialized Index products. The increase reflected growth across all regions and client segments.
Run Rate from Index asset-based fees decreased 12.9%, primarily driven by lower AUM in ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by higher exchange traded futures and options volume.
Run Rate from Analytics products increased 5.1%, primarily driven by growth in both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 8.1%.
Run Rate from ESG and Climate products increased 33.4%, driven by strong growth in Ratings, Climate and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 41.7%.
Run Rate from All Other - Private Assets increased 4.3%, primarily driven by growth in the RCA business as well as growth in Global Intel, Enterprise Analytics and Climate Value-at-Risk products, partially offset by unfavorable foreign currency exchange rate fluctuations. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets Run Rate would have increased 11.9%.
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
The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended		% Change	Nine Months Ended		% Change
(in thousands)	September 30, 2022	September 30, 2021		September 30, 2022	September 30, 2021
New recurring subscription sales
Index	$24,130	$19,546	23.5%	$74,493	$66,037	12.8%
Analytics	17,568	15,889	10.6%	50,391	44,381	13.5%
ESG and Climate	14,270	17,310	(17.6%)	55,617	46,706	19.1%
All Other - Private Assets	5,218	2,479	110.5%	16,490	6,023	173.8%
New recurring subscription sales total	61,186	55,224	10.8%	196,991	163,147	20.7%

Subscription cancellations
Index	(5,388)	(6,203)	(13.1%)	(18,468)	(18,192)	1.5%
Analytics	(6,029)	(9,213)	(34.6%)	(22,523)	(25,188)	(10.6%)
ESG and Climate	(1,303)	(1,338)	(2.6%)	(3,315)	(3,636)	(8.8%)
All Other - Private Assets	(1,744)	(1,296)	34.6%	(5,080)	(2,881)	76.3%
Subscription cancellations total	(14,464)	(18,050)	(19.9%)	(49,386)	(49,897)	(1.0%)

Net new recurring subscription sales
Index	18,742	13,343	40.5%	56,025	47,845	17.1%
Analytics	11,539	6,676	72.8%	27,868	19,193	45.2%
ESG and Climate	12,967	15,972	(18.8%)	52,302	43,070	21.4%
All Other - Private Assets	3,474	1,183	193.7%	11,410	3,142	263.1%
Net new recurring subscription sales total	46,722	37,174	25.7%	147,605	113,250	30.3%

Non-recurring sales
Index	13,375	17,366	(23.0%)	41,357	39,340	5.1%
Analytics	2,505	2,377	5.4%	8,412	8,123	3.6%
ESG and Climate	1,375	1,090	26.1%	3,553	2,927	21.4%
All Other - Private Assets	83	130	(36.2%)	690	1,201	(42.5%)
Non-recurring sales total	17,338	20,963	(17.3%)	54,012	51,591	4.7%

Gross sales
Index	$37,505	$36,912	1.6%	$115,850	$105,377	9.9%
Analytics	20,073	18,266	9.9%	58,803	52,504	12.0%
ESG and Climate	15,645	18,400	(15.0%)	59,170	49,633	19.2%
All Other - Private Assets	5,301	2,609	103.2%	17,180	7,224	137.8%
Total gross sales	$78,524	$76,187	3.1%	$251,003	$214,738	16.9%

Net sales
Index	$32,117	$30,709	4.6%	$97,382	$87,185	11.7%
Analytics	14,044	9,053	55.1%	36,280	27,316	32.8%
ESG and Climate	14,342	17,062	(15.9%)	55,855	45,997	21.4%
All Other - Private Assets	3,557	1,313	170.9%	12,100	4,343	178.6%
Total net sales	$64,060	$58,137	10.2%	$201,617	$164,841	22.3%
A significant portion of MSCI's operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.

Retention Rate
The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Index	96.9%	96.0%	96.5%	96.1%
Analytics	95.9%	93.4%	94.9%	94.0%
ESG and Climate	97.4%	96.1%	97.8%	96.5%
All Other - Private Assets (1)	94.8%	91.0%	95.0%	91.2%

Total	96.4%	94.5%	95.9%	94.9%
___________________________
(1)Retention rate for All Other – Private Assets excluding the impact of RCA was 95.7% and 95.8% for the three and nine months ended September 30, 2022, respectively. Retention rate for All Other – Private Assets excluding the impact of RCA was 93.7% and 94.2% for the three and nine months ended September 30, 2021, respectively.
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
Senior Notes and Credit Agreement
As of September 30, 2022, we had an aggregate of $4,200 million in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of September 30, 2022: (i) an aggregate of $350 million in Tranche A Term Loans outstanding under the TLA Facility and (ii) $500 million of undrawn borrowing capacity under the revolving credit facility. See Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and revolving credit facility.
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
The Credit Agreement contains affirmative and restrictive covenants that, among other things, limit our ability and/or the ability of our existing or future subsidiaries to:
•incur liens and further negative pledges;
•incur additional indebtedness or prepay, redeem or repurchase indebtedness;
•make loans or hold investments;
•merge, dissolve, liquidate, consolidate with or into another person;
•enter into acquisition transactions;
•enter into sale/leaseback transactions;
•issue disqualified capital stock;
•sell, transfer or dispose of assets;
•pay dividends or make other distributions in respect of our capital stock or engage in stock repurchases, redemptions and other restricted payments;
•create new subsidiaries;
•permit certain restrictions affecting our subsidiaries;
•change the nature of our business, accounting policies or fiscal periods;
•enter into any transactions with affiliates other than on an arm’s-length basis; and
•amend our organizational documents or amend, modify or change the terms of certain agreements relating to our indebtedness.
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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for two fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest

Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 4.00:1.00. As of September 30, 2022, our Consolidated Leverage Ratio was 3.14:1.00 and our Consolidated Interest Coverage Ratio was 8.73:1.00.
Our non-guarantor subsidiaries under the Senior Notes and the Credit Agreement consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $1,342.4 million, or 60.4%, of our total revenue for the trailing 12 months ended September 30, 2022, approximately $526.1 million, or 44.6%, of our consolidated operating income for the trailing 12 months ended September 30, 2022, and approximately $932.0 million, or 19.5%, of our consolidated total assets (excluding intercompany assets) and $738.7 million, or 12.6%, of our consolidated total liabilities, in each case as of September 30, 2022.
Share Repurchases
The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Nine Months Ended (in thousands except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
September 30, 2022	$473.26	2,567	$1,214,695
September 30, 2021	$407.70	330	$134,340
As of September 30, 2022, there was $1,374.5 million of available authorization remaining under the 2022 Repurchase Program.
Cash Dividend
On October 24, 2022, the Board of Directors declared a quarterly cash dividend of $1.25 per share for the three months ending December 31, 2022. The fourth quarter 2022 dividend is payable on November 30, 2022 to shareholders of record as of the close of trading on November 10, 2022.
Cash Flows
The following table presents the Company’s cash and cash equivalents as of the dates indicated:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$867,112	$1,421,449
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of September 30, 2022 and December 31, 2021, $342.0 million and $542.2 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$779,942	$656,405
Net cash used in investing activities	(52,413)	(985,879)
Net cash (used in) provided by financing activities	(1,252,827)	321,249
Effect of exchange rate changes	(29,039)	(7,632)
Net (decrease) increase in cash	$(554,337)	$(15,857)
Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by higher cash collections from customers, partially offset by higher payments for cash expenses, mainly reflecting higher cash compensation expenses, information technology costs, professional fees and market data costs.
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
Cash Flows From Investing Activities
The year-over-year change was primarily driven by the absence of cash outflows associated with acquisitions, partially offset by higher capitalized software development costs.
Cash Flows From Financing Activities
The year-over-year change was primarily driven by the impact of lower proceeds from borrowings and higher share repurchases, partially offset by lower repayments on debt.
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2022 and 2021, 15.8% and 15.1%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 15.8% of non-U.S. dollar exposure for the nine months ended September 30, 2022, 40.8% was in Euros, 30.2% was in British pounds sterling and 19.2% was in Japanese yen. Of the 15.1% of non-U.S. dollar exposure for the nine months ended September 30, 2021, 42.1% was in Euros, 25.9% was in British pounds sterling and 24.4% was in Japanese yen.
Revenues from asset-based fees represented 24.1% and 27.1% of operating revenues for the nine months ended September 30, 2022 and 2021, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 42.9% and 42.1% of our operating expenses for the nine months ended September 30, 2022 and 2021, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Mexican pesos and Swiss francs.
We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange gains of $2.7 million and losses of $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2022, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended September 30, 2022.
The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended September 30, 2022.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2022-July 31, 2022	9,812	$422.04	1,000	$1,539,148,000
August 1, 2022-August 31, 2022	60	$453.04	—	$1,539,148,000
September 1, 2022-September 30, 2022	381,986	$431.02	381,986	$1,374,507,000
Total	391,858	$430.80	382,986	$1,374,507,000
___________________________
(1)Includes (i) shares purchased by the Company on the open market under the stock repurchase program; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; and (iii) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of shares withheld to satisfy tax withholding obligations was determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.
(2)See Note 10, “Shareholders’ Equity (Deficit),” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase program.
Item 5.    Other Information
On October 21, 2022, MSCI Inc., its subsidiary MSCI Limited (together with MSCI Inc., “MSCI”) and BlackRock Fund Advisors (the “Licensee”), entered into an Index License Agreement for Exchange Trade Funds (the “Index License Agreement”) which terminates and replaces (i) the Index License Agreement for Funds by and between MSCI Inc. and the Licensee, dated as of March 18, 2000, as amended (the “U.S. ETF Agreement”), (ii) the Index License Agreement for Funds by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A., dated as of May 18, 2001, as amended (the “Non-U.S. ETF Agreement”) and (iii) all prior related schedules, exhibits, addenda, amendments and other attachments or modifications to each of the U.S. ETF Agreement and the Non-U.S. ETF Agreement.
The Index License Agreement consolidates the U.S. ETF Agreement and the Non-U.S. ETF Agreement, incorporates current license fee models and other commercial terms and updates customary payment and reporting terms and conditions. The impact of the changes embodied in the Index License Agreement on the operating revenues of the Company attributable to BlackRock, if any, is expected to be insignificant. The Index License Agreement is effective as of October 1, 2022 until March 31, 2030 and, thereafter, is subject to auto-renewal for successive three-year periods unless MSCI or the Licensee provides written notice of termination prior to the end of the then-current term. Pursuant to the Index License Agreement, MSCI will continue to license to the Licensee the right to use certain MSCI indexes as the basis of exchange traded funds (each, a “Fund” and together, the “Funds”), and the Licensee will continue to pay MSCI periodic license fees calculated based on the amount of assets under management for the particular Fund during the relevant license period.
On August 12, 2022, BlackRock filed a Form 13F-HR with the SEC disclosing that it exercises investment discretion over 6,555,290 shares of the Company’s common stock, par value $0.01 (“Common Stock”) as of June 30, 2022, or 8.1% of the Company’s outstanding Common Stock based on the total number of shares of Common Stock as of June 30, 2022.
The foregoing description of the Index License Agreement does not purport to be complete and is qualified in its entirety by reference to the Index License Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

Item 6.    Exhibits
EXHIBIT INDEX

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on January 11, 2021 and incorporated by reference herein)

	10.1*†	Index License Agreement for Exchange Traded Funds, dated as of October 1, 2022, between MSCI Inc., MSCI Limited and BlackRock Fund Advisors

	11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
*Filed herewith.
**Furnished herewith.
†Certain confidential portions of this Exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because the identified confidential portions (i) are not material and (ii) are of the type that the Company treats as private or confidential. The Company agrees to furnish an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 25, 2022

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)