Form 10-Q
period 2023-03-31
MSCI Inc.
filed 2023-04-25
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 18, 2023, there were 80,063,402 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED MARCH 31, 2023

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
Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by visiting the “Email Alerts” section of our Investor Relations homepage at https://ir.msci.com/email-alerts. The contents of our website, including our Investor Relations homepage and Corporate Responsibility homepage, and our social media channels are not, however, a part of or incorporated by reference in this Quarterly Report on Form 10-Q.
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
In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and that could materially affect our actual results, levels of activity, performance or achievements. Such risks and uncertainties include those set forth under “Risk Factors” in Part I, Item 1A of the 2022 Annual Report on Form 10-K filed with the SEC on February 10, 2023. If any of these risks or uncertainties materialize, or if MSCI’s underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI projected. Any forward-looking statement reflects our current views with respect to future events, levels of activity, performance or achievements and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. MSCI assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law. Therefore, readers should carefully review the risk factors set forth in the Annual Report on Form 10-K and in other reports or documents we file from time to time with the SEC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share and share data)

	As of
	March 31,	December 31,
(unaudited)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3,871 and $368 at March 31, 2023 and December 31, 2022, respectively)	$1,080,608	$993,564
Accounts receivable, net of allowances	641,584	663,236
Prepaid income taxes	33,487	36,654
Prepaid and other assets	54,888	54,520
Total current assets	1,810,567	1,747,974
Property, equipment and leasehold improvements, net	58,839	53,853
Right of use assets	125,596	126,584
Goodwill	2,231,037	2,229,670
Intangible assets, net	551,012	558,517
Equity method investment	211,924	214,389
Deferred tax assets	28,857	29,207
Other non-current assets	40,868	37,341
Total assets	$5,058,700	$4,997,535

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,746	$15,039
Income taxes payable	27,481	8,058
Accrued compensation and related benefits	75,553	182,370
Current portion of long-term debt	8,715	8,713
Other accrued liabilities	165,840	153,461
Deferred revenue	920,255	882,886
Total current liabilities	1,208,590	1,250,527
Long-term debt	4,502,176	4,503,233
Long-term operating lease liabilities	130,571	131,575
Deferred tax liabilities	27,433	29,098
Other non-current liabilities	91,294	91,027
Total liabilities	5,960,064	6,005,460

Commitments and Contingencies (see Note 7)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 133,804,962 and 133,623,005 common shares issued and 80,063,044 and 79,959,989 common shares outstanding at March 31, 2023 and December 31, 2022, respectively)	1,338	1,336
Treasury shares, at cost (53,741,918 and 53,663,016 common shares held at March 31, 2023 and December 31, 2022, respectively)	(5,982,106)	(5,938,116)
Additional paid in capital	1,536,906	1,515,874
Retained earnings	3,599,934	3,473,192
Accumulated other comprehensive loss	(57,436)	(60,211)
Total shareholders’ equity (deficit)	(901,364)	(1,007,925)
Total liabilities and shareholders’ equity (deficit)	$5,058,700	$4,997,535
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
(unaudited)	2023	2022
Operating revenues	$592,218	$559,945

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	108,647	102,771
Selling and marketing	66,475	66,053
Research and development	31,323	28,322
General and administrative	41,044	45,567
Amortization of intangible assets	24,667	21,720
Depreciation and amortization of property, equipment and leasehold improvements	5,460	6,534
Total operating expenses	277,616	270,967

Operating income	314,602	288,978

Interest income	(10,362)	(298)
Interest expense	46,206	40,714
Other expense (income)	2,386	(381)

Other expense (income), net	38,230	40,035

Income before provision for income taxes	276,372	248,943
Provision for income taxes	37,644	20,520
Net income	$238,728	$228,423

Earnings per share:
Basic	$2.98	$2.80
Diluted	$2.97	$2.78

Weighted average shares outstanding:
Basic	80,041	81,591
Diluted	80,482	82,286
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
(unaudited)	2023	2022
Net income	$238,728	$228,423
Other comprehensive income (loss):
Foreign currency translation adjustments	4,362	(2,950)
Income tax effect	(1,108)	862
Foreign currency translation adjustments, net	3,254	(2,088)

Pension and other post-retirement adjustments	(513)	110
Income tax effect	34	(44)
Pension and other post-retirement adjustments, net	(479)	66
Other comprehensive (loss) income, net of tax	2,775	(2,022)
Comprehensive income	$241,503	$226,401
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$1,336	$(5,938,116)	$1,515,874	$3,473,192	$(60,211)	$(1,007,925)
Net income				238,728		238,728
Dividends declared ($1.38 per common share)				(111,986)		(111,986)
Dividends paid in shares			44			44
Other comprehensive income (loss), net of tax					2,775	2,775
Common stock issued	2					2
Shares withheld for tax withholding		(43,960)				(43,960)
Compensation payable in common stock			20,988			20,988
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		(30)				(30)
Balance at March 31, 2023	$1,338	$(5,982,106)	$1,536,906	$3,599,934	$(57,436)	$(901,364)

Balance at December 31, 2021	$1,332	$(4,540,144)	$1,457,623	$2,976,517	$(58,795)	$(163,467)
Net income				228,423		228,423
Dividends declared ($1.04 per common share)				(87,280)		(87,280)
Dividends paid in shares			77			77
Other comprehensive income (loss), net of tax					(2,022)	(2,022)
Common stock issued	4					4
Shares withheld for tax withholding		(105,000)				(105,000)
Compensation payable in common stock			22,754			22,754
Common stock repurchased and held in treasury		(772,657)				(772,657)
Common stock issued to Directors and (held in)/released from treasury		(21)				(21)
Balance at March 31, 2022	$1,336	$(5,417,822)	$1,480,454	$3,117,660	$(60,817)	$(879,189)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
(unaudited)	2023	2022
Cash flows from operating activities
Net income	$238,728	$228,423
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	24,667	21,720
Stock-based compensation expense	21,088	22,857
Depreciation and amortization of property, equipment and leasehold improvements	5,460	6,534
Amortization of right of use assets	5,782	6,292
Amortization of debt origination fees	1,264	1,403
Deferred taxes	(2,254)	(12,961)
Other adjustments	3,906	933
Changes in assets and liabilities:
Accounts receivable	22,489	70,417
Prepaid income taxes	3,396	(7,170)
Prepaid and other assets	(1,194)	3,062
Other non-current assets	(2,333)	(5,005)
Accounts payable	(6,327)	(2,060)
Income taxes payable	19,179	24,257
Accrued compensation and related benefits	(108,252)	(135,148)
Other accrued liabilities	8,305	15,161
Deferred revenue	34,427	10,932
Long-term operating lease liabilities	(5,047)	(5,542)
Other non-current liabilities	941	1,695
Other	(84)	(1,616)
Net cash provided by operating activities	264,141	244,184

Cash flows from investing activities
Capitalized software development costs	(15,351)	(14,084)
Capital expenditures	(6,225)	(1,254)
Other	(186)	28
Net cash used in investing activities	(21,762)	(15,310)

Cash flows from financing activities
Payment of dividends	(112,145)	(87,769)
Repurchase of common stock held in treasury	(43,960)	(877,657)
Repayment of borrowings	(2,188)	(5,000)
Proceeds from borrowings, inclusive of premium	—	5,000
Payment of debt issuance costs in connection with debt	—	(559)
Payment of contingent consideration	—	(132)
Net cash (used in) provided by financing activities	(158,293)	(966,117)

Effect of exchange rate changes	2,958	(4,891)

Net (decrease) increase in cash, cash equivalents and restricted cash	87,044	(742,134)
Cash, cash equivalents and restricted cash, beginning of period	993,564	1,421,449
Cash, cash equivalents and restricted cash, end of period	$1,080,608	$679,315

Supplemental disclosure of cash flow information:
Cash paid for interest	$33,803	$27,776
Cash paid for income taxes, net of refunds received	$18,965	$17,645

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$5,156	$6,118

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$511	$2,361
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
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. If not materially different, certain note disclosures included therein have been omitted from these interim condensed consolidated financial statements.
In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim consolidated financial statements, have been included. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
Concentrations
For the three months ended March 31, 2023 and 2022, BlackRock, Inc. (“BlackRock”) accounted for 10.2% and 10.9% of the Company’s consolidated operating revenues, respectively. For the three months ended March 31, 2023 and 2022, BlackRock accounted for 17.4% and 18.0% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics, ESG and Climate or All Other – Private Assets segments for the three months ended March 31, 2023 and 2022.
Restricted Cash
Restricted cash primarily relates to security deposits for certain operating leases that are legally restricted and unavailable for our general operations.

Allowance for Credit Losses
Changes in the allowance for credit losses from December 31, 2021 to March 31, 2023 were as follows:

(in thousands)	Amount
Balance as of December 31, 2021	$2,337
Addition (reduction) to credit loss expense	910
Write-offs, net of recoveries	(595)
Balance as of December 31, 2022	$2,652
Addition (reduction) to credit loss expense	320
Write-offs, net of recoveries	(191)
Balance as of March 31, 2023	$2,781
2. RECENT ACCOUNTING PRONOUNCEMENTS
There are no recently issued accounting standards updates that are currently expected to have a material impact on the Company.
3. REVENUE RECOGNITION
MSCI’s operating revenues are reported by product type, which generally reflects the timing of recognition. The Company’s operating revenue types are recurring subscriptions, asset-based fees and non-recurring revenues. The Company also disaggregates operating revenues by segment.
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months Ended March 31, 2023
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$196,678	$144,503	$65,732	$38,334	$445,247
Asset-based fees	133,126	—	—	—	133,126
Non-recurring	9,578	2,567	1,326	374	13,845
Total	$339,382	$147,070	$67,058	$38,708	$592,218

	For the Three Months Ended March 31, 2022
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$174,498	$137,799	$50,572	$36,891	$399,760
Asset-based fees	145,053	—	—	—	145,053
Non-recurring	11,208	1,998	1,457	469	15,132
Total	$330,759	$139,797	$52,029	$37,360	$559,945

The tables that follow present the change in accounts receivable, net of allowances, and current deferred revenue between the dates indicated:

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2022)	$663,236	$882,886
Closing (March 31, 2023)	641,584	920,255
Increase/(decrease)	$(21,652)	$37,369

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2021)	$664,511	$824,912
Closing (March 31, 2022)	592,326	832,203
Increase/(decrease)	$(72,185)	$7,291
The amounts of revenues recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $356.6 million and $339.7 million for the three months ended March 31, 2023 and 2022 respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in billings, partially offset by an increase in amortization of deferred revenue to operating revenues. As of March 31, 2023 and December 31, 2022, the Company carried a long-term deferred revenue balance of $30.0 million and $29.4 million, respectively, in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
March 31,
(in thousands)	2023
First 12-month period	$673,206
Second 12-month period	408,154
Third 12-month period	188,184
Periods thereafter	126,279
Total	$1,395,823
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”).

The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net income	$238,728	$228,423

Basic weighted average common shares outstanding	80,041	81,591
Effect of dilutive securities:
PSUs, RSUs and PSOs	441	695
Diluted weighted average common shares outstanding	80,482	82,286

Earnings per common share:
Basic	$2.98	$2.80
Diluted	$2.97	$2.78
5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
Property, equipment and leasehold improvements, net consisted of the following as of the dates indicated:

	As of
	March 31,	December 31,
(in thousands)	2023	2022
Computer & related equipment	$183,739	$181,710
Furniture & fixtures	14,429	14,078
Leasehold improvements	54,662	54,040
Work-in-process	9,409	2,373
Subtotal	262,239	252,201
Accumulated depreciation and amortization	(203,400)	(198,348)
Property, equipment and leasehold improvements, net	$58,839	$53,853
Depreciation and amortization expense of property, equipment and leasehold improvements was $5.5 million and $6.5 million for the three months ended March 31, 2023 and 2022, respectively.
6. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2022	$1,201,622	$290,976	$48,047	$689,025	$2,229,670
Foreign exchange translation adjustment	846	—	—	521	1,367
Goodwill at March 31, 2023	$1,202,468	$290,976	$48,047	$689,546	$2,231,037

Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Amortization expense of acquired intangible assets	$15,831	$15,898
Amortization expense of internally developed capitalized software	8,836	5,822
Total amortization of intangible assets expense	$24,667	$21,720
The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	As of
	March 31,	December 31,
(in thousands)	2023	2022
Gross intangible assets:
Customer relationships	$532,500	$532,500
Proprietary data	220,778	220,778
Acquired technology and software	209,220	209,220
Trademarks	208,190	208,190
Internally developed capitalized software	182,400	165,928
Subtotal	1,353,088	1,336,616
Foreign exchange translation adjustment	(11,550)	(13,214)
Total gross intangible assets	$1,341,538	$1,323,402
Accumulated amortization:
Customer relationships	$(316,078)	$(308,437)
Proprietary data	(46,550)	(41,783)
Acquired technology and software	(180,862)	(179,833)
Trademarks	(164,438)	(162,044)
Internally developed capitalized software	(86,095)	(77,259)
Subtotal	(794,023)	(769,356)
Foreign exchange translation adjustment	3,497	4,471
Total accumulated amortization	$(790,526)	$(764,885)
Net intangible assets:
Customer relationships	$216,422	$224,063
Proprietary data	174,228	178,995
Acquired technology and software	28,358	29,387
Trademarks	43,752	46,146
Internally developed capitalized software	96,305	88,670
Subtotal	559,065	567,260
Foreign exchange translation adjustment	(8,053)	(8,743)
Total net intangible assets	$551,012	$558,517

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2023 and succeeding years:

Years Ending December 31, (in thousands)	Amortization Expense
Remainder of 2023	$78,701
2024	97,591
2025	72,243
2026	39,846
2027	36,275
Thereafter	226,356
Total	$551,012
7. COMMITMENTS AND CONTINGENCIES
As of March 31, 2023, the Company had outstanding an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) and an aggregate of $345.6 million in senior unsecured tranche A term loans (the “Tranche A Term Loans”) under the term loan A facility (the “TLA Facility”), as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
(in thousands)	Maturity Date	March 31, 2023	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000,000	$992,818	$992,546	$913,500	$876,240
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	895,091	894,925	783,216	751,113
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	991,340	991,067	891,050	833,130
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	594,359	594,195	514,356	500,880
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	693,030	692,862	576,072	542,696
Variable rate Tranche A Term Loans due 2027	February 16, 2027	345,625	344,253	346,352	343,897	346,073
Total debt(1)		$4,545,625	$4,510,891	$4,511,947	$4,022,091	$3,850,132
___________________________
(1)    Includes $8.7 million of current-portion of long-term debt.
Maturities of the Company’s principal debt payments as of March 31, 2023 are as follows:

Maturity of Principal Debt Payments (in thousands)	Amounts
Remainder of 2023	$6,562
2024	10,938
2025	19,687
2026	26,250
2027	282,188
Thereafter	4,200,000
Total debt	$4,545,625

Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Tranche A Term Loans
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
Variable rate Tranche A Term Loans due 2027	Variable	July 11
The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilized the market approach and obtained security pricing from a vendor who used broker quotes and third-party pricing services to determine fair values.
Credit Agreement. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks. On June 9, 2022, the Company, the guarantors party thereto and the lenders and agents party thereto, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), amending and restating in its entirety the Company’s prior revolving credit agreement (the “Prior Revolving Credit Agreement”). The Credit Agreement makes available to the Company an aggregate of $500.0 million of revolving loan commitments, which may be drawn until February 16, 2027, and the TLA Facility. At March 31, 2023, the revolving loan commitments were undrawn. As noted above, at March 31, 2023, the commitments under the TLA Facility were drawn in full, and the resulting Tranche A Term Loans mature on February 16, 2027. The obligations under the Credit Agreement are general unsecured obligations of the Company and the guarantors.
Interest on the Tranche A Term Loans under the TLA Facility accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin and will be due on each Interest Payment Date (as defined in the Credit Agreement). The applicable margin is calculated by reference to the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and ranges between 1.50% to 2.00% for SOFR loans, and 0.50% to 1.00% for Base Rate loans. At March 31, 2023, the interest rate on the TLA Facility was 6.84%.
In connection with the closings of the Senior Notes offerings, entry into the Prior Revolving Credit Agreement and the subsequent amendments thereto and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At March 31, 2023, $36.8 million of the deferred financing fees and premium remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.5 million of which is included in “Other non-current assets” and $34.8 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.
8. LEASES
The Company recognized $7.1 million and $7.7 million of operating lease expenses for the three months ended March 31, 2023 and 2022, respectively. The amounts associated with variable lease costs, short-term lease costs and sublease income were not material for any of the three months ended March 31, 2023 and 2022.

Maturities of the Company’s operating lease liabilities as of March 31, 2023 are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2023	$21,258
2024	25,085
2025	23,817
2026	22,133
2027	17,288
Thereafter	66,535
Total lease payments	$176,116
Less: Interest	(22,725)
Present value of lease liabilities	$153,391

Other accrued liabilities	$22,820
Long-term operating lease liabilities	$130,571
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	March 31,	December 31,
Lease Term and Discount Rate	2023	2022
Weighted-average remaining lease term (years)	7.66	7.86
Weighted-average discount rate	3.45%	3.40%
Other information related to the Company’s operating leases are as follows:

Other Information	Three Months Ended March 31,
(in thousands)	2023	2022
Operating cash flows used for operating leases	$7,408	$7,152
Right of use assets obtained in exchange for new operating lease liabilities	$3,432	$—
9. SHAREHOLDERS’ EQUITY (DEFICIT)
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
Share repurchases made pursuant to the 2022 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of March 31, 2023, there was $1,304.4 million of available authorization remaining under the 2022 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Three Months Ended (in thousands, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
March 31, 2023	$—	—	$—
March 31, 2022	$515.74	1,498	$772,657
The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share data)	Per Share	Declared	Distributed	(Released)/Deferred
Three Months Ended March 31, 2023	$1.38	$111,986	$112,189	$(203)
Three Months Ended March 31, 2022	$1.04	$87,280	$87,846	$(566)
Common Stock.
The following table presents activity related to shares of common stock issued and repurchased during the three months ended March 31, 2023:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2022	133,623,005	(53,663,016)	79,959,989
Dividend payable/paid	24	—	24
Common stock issued	181,875	—	181,875
Shares withheld for tax withholding	—	(78,844)	(78,844)
Shares repurchased under stock repurchase programs	—	—	—
Shares issued to directors	58	(58)	—
Balance at March 31, 2023	133,804,962	(53,741,918)	80,063,044
10. INCOME TAXES
The Company’s provision for income taxes was $37.6 million and $20.5 million for the three months ended March 31, 2023 and 2022, respectively.
The effective tax rate of 13.6% for the three months ended March 31, 2023 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $16.5 million, primarily related to $11.1 million of excess tax benefits recognized on share-based compensation vested during the period and $4.6 million of tax benefits related to the resolution of prior year items.
The effective tax rate of 8.2% for the three months ended March 31, 2022 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $28.1 million, primarily related to $28.3 million of excess tax benefits recognized on share-based compensation vested during the period.
The Company is under or open to examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as the United Kingdom, Switzerland and India, and states in the United States in which the Company has significant operations, such as New York and California. The tax years currently under or open to examination vary by jurisdiction but include years from 2008 onwards.
The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. Based on the current status of income tax audits, the Company believes it is reasonably possible that the total amount of unrecognized benefits may decrease by approximately $24.0 million in the next twelve months as a result of the resolution of prior year items.
During the three months ended March 31, 2023, the Company's unrecognized tax benefits decreased by $3.8 million principally due to the resolution of prior year items.
11. SEGMENT INFORMATION
The Company has five operating segments: Index, Analytics, ESG and Climate, Real Assets and The Burgiss Group, LLC (“Burgiss”), which are presented as the following four reportable segments: Index, Analytics, ESG and Climate and All Other – Private Assets.
The Index operating segment offers equity and fixed income indexes. The indexes are used in many areas of the investment process, including for developing indexed financial products (e.g., Exchange Traded Funds (“ETFs”), mutual funds, annuities, futures, options, structured products and over-the-counter derivatives), performance benchmarking, portfolio construction and rebalancing, and asset allocation.
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
The following table presents operating revenues by reportable segment for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating revenues
Index	$339,382	$330,759
Analytics	147,070	139,797
ESG and Climate	67,058	52,029
All Other - Private Assets	38,708	37,360
Total	$592,218	$559,945

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Index Adjusted EBITDA	$253,682	$245,875
Analytics Adjusted EBITDA	60,780	50,889
ESG and Climate Adjusted EBITDA	17,876	12,092
All Other - Private Assets Adjusted EBITDA	12,391	9,688
Total operating segment profitability	344,729	318,544
Amortization of intangible assets	24,667	21,720
Depreciation and amortization of property, equipment and leasehold improvements	5,460	6,534
Acquisition-related integration and transaction costs(1)	—	1,312
Operating income	314,602	288,978
Other expense (income), net	38,230	40,035
Provision for income taxes	37,644	20,520
Net income	$238,728	$228,423
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
Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating revenues
Americas:
United States	$238,416	$233,356
Other	27,536	22,467
Total Americas	265,952	255,823

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	91,660	86,986
Other	138,319	131,573
Total EMEA	229,979	218,559

Asia & Australia:
Japan	26,017	23,190
Other	70,270	62,373
Total Asia & Australia	96,287	85,563

Total	$592,218	$559,945

Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	March 31,	December 31,
(in thousands)	2023	2022
Long-lived assets
Americas:
United States	$189,687	$179,453
Other	12,132	11,971
Total Americas	201,819	191,424

EMEA:
United Kingdom	19,270	19,674
Other	22,764	23,099
Total EMEA	42,034	42,773

Asia & Australia:
Japan	1,585	652
Other	34,282	32,962
Total Asia & Australia	35,867	33,614

Total	$279,720	$267,811
12. SUBSEQUENT EVENTS
On April 24, 2023, the Board of Directors declared a quarterly cash dividend of $1.38 per share for the three months ending June 30, 2023 (“second quarter 2023”). The second quarter 2023 dividend is payable on May 31, 2023 to shareholders of record as of the close of trading on May 12, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K.
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
As of March 31, 2023, we served approximately 6,6001 clients in more than 95 countries.
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
For the three months ended March 31, 2023, our largest client organization by revenue, BlackRock, accounted for 10.2% of our consolidated operating revenues, with 95.3% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs that are based on our indexes.
1 Represents the aggregate of all related clients under their respective parent entity.

The discussion of our results of operations for the three months ended March 31, 2023 and 2022 are presented below. The results of operations for interim periods may not be indicative of future results.
Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product or reportable segment as follows: Index, Analytics, ESG and Climate and All Other – Private Assets, which includes the Real Assets operating segment.
The following table presents operating revenues by type for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Recurring subscriptions	$445,247	$399,760	11.4%
Asset-based fees	133,126	145,053	(8.2%)
Non-recurring	13,845	15,132	(8.5%)
Total operating revenues	$592,218	$559,945	5.8%
Total operating revenues increased 5.8%. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 7.2%.
Operating revenues from recurring subscriptions increased 11.4%, primarily driven by strong growth in Index products, which increased $22.2 million, or 12.7%, ESG and Climate products, which increased $15.2 million, or 30.0%, and Analytics products, which increased $6.7 million, or 4.9%. Adjusting for the impact of foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 13.3%.
Operating revenues from asset-based fees decreased 8.2%, driven by a decline in revenues from non-ETF indexed funds linked to MSCI indexes and ETFs linked to MSCI equity indexes. Operating revenues from non-ETF indexed funds linked to MSCI indexes decreased by 21.9%, primarily driven by decreases in average AUM and in average basis point fees. Operating revenues from ETFs linked to MSCI equity indexes decreased by 3.6%, primarily driven by a decrease in average AUM, partially offset by an increase in average basis point fees.
The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2022				2023
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,
AUM in ETFs linked to MSCI equity indexes(1), (2)	$1,389.3	$1,189.5	$1,081.2	$1,222.9	$1,305.4
Sequential Change in Value
Market Appreciation/(Depreciation)	$(89.7)	$(207.3)	$(105.7)	$118.8	$75.1
Cash Inflows	27.4	7.5	(2.6)	22.9	7.4
Total Change	$(62.3)	$(199.8)	$(108.3)	$141.7	$82.5

The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2022				2023
(in billions)	March	June	September	December	March
AUM in ETFs linked to MSCI equity indexes(1), (2)
Quarterly average	$1,392.5	$1,285.4	$1,208.9	$1,182.1	$1,287.5
Year-to-date average	$1,392.5	$1,338.9	$1,295.6	$1,267.2	$1,287.5
___________________________
(1)The historical values of the AUM in ETFs linked to our equity indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Equity Indexes” on our Investor Relations homepage at http://ir.msci.com. This information is updated mid-month each month. Information contained on our website is not deemed part of or incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the SEC. The AUM in ETFs also includes AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.
(2)The value of AUM in ETFs linked to MSCI equity indexes is calculated by multiplying the equity ETF net asset value by the number of shares outstanding.
The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended March 31, 2023, was down $105.0 billion, or 7.5%, compared to the three months ended March 31, 2022.
The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Operating revenues:
Index
Recurring subscriptions	$196,678	$174,498	12.7%
Asset-based fees	133,126	145,053	(8.2%)
Non-recurring	9,578	11,208	(14.5%)
Index total	339,382	330,759	2.6%

Analytics
Recurring subscriptions	144,503	137,799	4.9%
Non-recurring	2,567	1,998	28.5%
Analytics total	147,070	139,797	5.2%

ESG and Climate
Recurring subscriptions	65,732	50,572	30.0%
Non-recurring	1,326	1,457	(9.0%)
ESG and Climate total	67,058	52,029	28.9%

All Other - Private Assets
Recurring subscriptions	38,334	36,891	3.9%
Non-recurring	374	469	(20.3%)
All Other - Private Assets total	38,708	37,360	3.6%
Total operating revenues	$592,218	$559,945	5.8%
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
The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Operating expenses:
Cost of revenues	$108,647	$102,771	5.7%
Selling and marketing	66,475	66,053	0.6%
Research and development	31,323	28,322	10.6%
General and administrative	41,044	45,567	(9.9%)
Amortization of intangible assets	24,667	21,720	13.6%
Depreciation and amortization of property, equipment and leasehold improvements	5,460	6,534	(16.4%)
Total operating expenses	$277,616	$270,967	2.5%
Total operating expenses increased 2.5%, and adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 5.4%.
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
Cost of revenues increased 5.7%, reflecting increases across the Index, ESG and Climate and Analytics reportable segments, partially offset by decreases in the All Other – Private Assets reportable segment. The change was driven by increases in non-compensation costs, primarily relating to higher market data costs, as well as higher compensation and benefit costs, primarily reflecting higher wages and salaries and incentive compensation, partially offset by lower benefits costs.
Selling and Marketing
Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other departments associated with acquiring new business, including product management, research, technology and sales operations.
Selling and marketing expenses increased 0.6%, reflecting increases in the ESG and Climate reportable segment, partially offset by decreases across the Index, All Other – Private Assets and Analytics reportable segments. The change was driven by increases in non-compensation costs, primarily relating to higher marketing costs and travel and entertainment expenses, partially offset by lower compensation and benefit costs, primarily relating to lower benefits costs.

Research and Development
R&D expenses consist of costs to develop new, or enhance existing, products and the costs to develop new or enhanced technologies and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support directly associated with these activities.
R&D expenses increased 10.6%, reflecting increases across the ESG and Climate, All Other - Private Assets and Index reportable segments, partially offset by decreases in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation costs, partially offset by increased capitalization of costs related to internally developed software projects. The change was also driven by higher non-compensation costs, primarily relating to higher information technology costs.
General and Administrative
G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed to a product or service, but are instead allocated to G&A expenses.
G&A expenses decreased 9.9%, reflecting decreases across the All Other - Private Assets, Index and Analytics reportable segments, partially offset by increases in the ESG and Climate reportable segment. The change was driven by lower non-compensation costs, primarily relating to lower professional fees and the absence of non-recurring transaction and integration costs related to the September 2021 acquisition of Real Capital Analytics, Inc. (“RCA”). The change was also driven by decreases in compensation and benefit costs, primarily relating to lower incentive compensation and benefits costs.
The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Compensation and benefits	$181,579	$179,838	1.0%
Non-compensation expenses	65,910	62,875	4.8%
Amortization of intangible assets	24,667	21,720	13.6%
Depreciation and amortization of property, equipment and leasehold improvements	5,460	6,534	(16.4%)
Total operating expenses	$277,616	$270,967	2.5%
Compensation and Benefits
A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate, incentive compensation would be expected to decrease accordingly.
We had 4,846 employees as of March 31, 2023, compared to 4,361 employees as of March 31, 2022, reflecting a 11.1% increase in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of March 31, 2023, 65.4% of our employees were located in emerging market centers compared to 63.8% as of March 31, 2022.
Compensation and benefits costs increased 1.0%, primarily driven by an increase in salaries and incentive compensation due to headcount growth, partially offset by decreased benefits costs. Adjusting for the impact of foreign currency exchange rate fluctuations, compensation and benefits costs would have increased by 5.0%.
Non-Compensation Expenses
Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates.
Non-compensation expenses increased 4.8%, primarily driven by higher information technology and market data costs.

Amortization of Intangible Assets
Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and capitalization of internally developed software projects recognized over their estimated useful lives. Amortization of intangible assets expense increased 13.6%, primarily driven by higher amortization of internal use software.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of computer and related equipment, leasehold improvements, software and furniture and fixtures over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements decreased 16.4%, primarily driven by lower depreciation on computer and related equipment.
Total Other Expense (Income), Net
The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Interest income	$(10,362)	$(298)	3377.2%
Interest expense	46,206	40,714	13.5%
Other expense (income)	2,386	(381)	(726.2%)
Total other expense (income), net	$38,230	$40,035	(4.5%)
Total other expense (income), net decreased 4.5%, primarily driven by higher interest income due to higher yields and higher cash balances, partially offset by higher interest expense associated with higher average outstanding debt balances and by foreign currency exchange rate losses.
Income Taxes
The following table shows our income tax provision and effective tax rate for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Provision for income taxes	37,644	20,520	83.5%
Effective tax rate	13.6%	8.2%	65.9%

The effective tax rate of 13.6% for the three months ended March 31, 2023 reflects the Company's estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $16.5 million, primarily related to $11.1 million of excess tax benefits recognized on share-based compensation vested during the period and $4.6 million of tax benefits related to the resolution of prior year items.
The effective tax rate of 8.2% for the three months ended March 31, 2022 reflects the Company's estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $28.1 million, primarily related to $28.3 million of excess tax benefits recognized on share-based compensation vested during the period.

Net Income
The following table shows our net income for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Net income	$238,728	$228,423	4.5%
As a result of the factors described above, net income increased 4.5%.
Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Weighted average shares outstanding:
Basic	80,041	81,591	(1.9%)
Diluted	80,482	82,286	(2.2%)

The following table shows our common shares outstanding for the periods indicated:

	As of		% Change
(in thousands)	March 31, 2023	December 31, 2022
Common shares outstanding	80,063	79,960	0.1%
The decrease in weighted average shares primarily reflects the impact of share repurchases made pursuant to the stock repurchase program during the twelve months ended December 31, 2022. The increase in common shares outstanding primarily reflects the vesting of certain share-based awards during the three months ended March 31, 2023.
Adjusted EBITDA
“Adjusted EBITDA,” a non-GAAP measure used by management to assess operating performance, is defined as net income before (1) provision for income taxes, (2) other expense (income), net, (3) depreciation and amortization of property, equipment and leasehold improvements, (4) amortization of intangible assets and, at times, (5) certain other transactions or adjustments, including, when applicable, certain non-recurring acquisition-related integration and transaction costs.
“Adjusted EBITDA expenses,” a non-GAAP measure used by management to assess operating performance, is defined as operating expenses less depreciation and amortization of property, equipment and leasehold improvements and amortization of intangible assets and, at times, certain other transactions or adjustments, including, when applicable, certain non-recurring acquisition-related integration and transaction costs.
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

The following table presents non-GAAP Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Operating revenues	$592,218	$559,945	5.8%
Adjusted EBITDA expenses	247,489	241,401	2.5%
Adjusted EBITDA	$344,729	$318,544	8.2%
Operating margin %	53.1%	51.6%
Adjusted EBITDA margin %	58.2%	56.9%
The change in Adjusted EBITDA margin reflects changes in the rate of growth of Adjusted EBITDA expenses as compared to the rate of growth of operating revenues, driven by the factors previously described.
Reconciliation of Net Income to Adjusted EBITDA and Operating Expenses to Adjusted EBITDA Expenses
The following table presents the reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Net income	$238,728	$228,423	4.5%
Provision for income taxes	37,644	20,520	83.5%
Other expense (income), net	38,230	40,035	(4.5%)
Operating income	314,602	288,978	8.9%
Amortization of intangible assets	24,667	21,720	13.6%
Depreciation and amortization of property, equipment and leasehold improvements	5,460	6,534	(16.4%)
Acquisition-related integration and transaction costs (1)	—	1,312	(100.0%)
Consolidated Adjusted EBITDA	344,729	318,544	8.2%

Index Adjusted EBITDA	$253,682	$245,875	3.2%
Analytics Adjusted EBITDA	60,780	50,889	19.4%
ESG and Climate Adjusted EBITDA	17,876	12,092	47.8%
All Other - Private Assets Adjusted EBITDA	12,391	9,688	27.9%
Consolidated Adjusted EBITDA	344,729	318,544	8.2%
___________________________
(1)Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.

The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Total operating expenses	$277,616	$270,967	2.5%
Amortization of intangible assets	24,667	21,720	13.6%
Depreciation and amortization of property, equipment and leasehold improvements	5,460	6,534	(16.4%)
Acquisition-related integration and transaction costs (1)	—	1,312	(100.0%)
Consolidated Adjusted EBITDA expenses	247,489	241,401	2.5%

Index Adjusted EBITDA expenses	$85,700	$84,884	1.0%
Analytics Adjusted EBITDA expenses	86,290	88,908	(2.9%)
ESG and Climate Adjusted EBITDA expenses	49,182	39,937	23.1%
All Other - Private Assets Adjusted EBITDA expenses	26,317	27,672	(4.9%)
Consolidated Adjusted EBITDA expenses	$247,489	$241,401	2.5%
___________________________
(1)Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.
The discussion of the segment results is presented below.
Segment Results
Index Segment
The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Operating revenues:
Recurring subscriptions	$196,678	$174,498	12.7%
Asset-based fees	133,126	145,053	(8.2%)
Non-recurring	9,578	11,208	(14.5%)
Operating revenues total	339,382	330,759	2.6%
Adjusted EBITDA expenses	85,700	84,884	1.0%
Adjusted EBITDA	$253,682	$245,875	3.2%
Adjusted EBITDA margin %	74.7%	74.3%
Index operating revenues increased 2.6%, driven by growth from recurring subscriptions, partially offset by a decline in asset-based fees and non-recurring revenues. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 2.9%.
Operating revenues from recurring subscriptions increased 12.7%, primarily driven by strong growth from market cap-weighted and factor, ESG and climate Index products.
Operating revenues from asset-based fees decreased 8.2%, primarily driven by a decline in revenues from non-ETF indexed funds linked to MSCI indexes and ETFs linked to MSCI equity indexes. Operating revenues from non-ETF indexed funds linked to MSCI indexes decreased by 21.9%, primarily driven by decreases in average AUM. Operating revenues from ETFs linked to MSCI equity indexes decreased by 3.6%, primarily driven by a decrease in average AUM, partially offset by an increase in average basis point fees.

Index segment Adjusted EBITDA expenses increased 1.0%, driven by higher non-compensation expenses across the cost of revenues and selling and marketing expense activity categories, primarily relating to higher market data costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 4.2%.
Analytics Segment
The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Operating revenues:
Recurring subscriptions	$144,503	$137,799	4.9%
Non-recurring	2,567	1,998	28.5%
Operating revenues total	147,070	139,797	5.2%
Adjusted EBITDA expenses	86,290	88,908	(2.9%)
Adjusted EBITDA	$60,780	$50,889	19.4%
Adjusted EBITDA margin %	41.3%	36.4%
Analytics operating revenues increased 5.2%, primarily driven by growth from recurring subscriptions related to both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 5.9%.
Analytics segment Adjusted EBITDA expenses decreased 2.9%, primarily driven by lower compensation expenses across all expense activity categories, as a result of lower benefits costs and increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have decreased 0.2%.
ESG and Climate Segment
The following table presents the results for the ESG and Climate segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Operating revenues:
Recurring subscriptions	$65,732	$50,572	30.0%
Non-recurring	1,326	1,457	(9.0%)
Operating revenues total	67,058	52,029	28.9%
Adjusted EBITDA expenses	49,182	39,937	23.1%
Adjusted EBITDA	$17,876	$12,092	47.8%
Adjusted EBITDA margin %	26.7%	23.2%
ESG and Climate operating revenues increased 28.9%, primarily driven by strong growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 37.6%.
ESG and Climate segment Adjusted EBITDA expenses increased 23.1%, primarily driven by higher compensation expenses across all expense activity categories as a result of increased wages and salaries, incentive compensation and benefits costs. The change was also driven by higher non-compensation expenses across all expense activity categories, primarily due to higher information technology costs and professional fees. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 27.4%.

All Other – Private Assets Segment
The following table presents the results for the All Other – Private Assets segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022
Operating revenues:
Recurring subscriptions	$38,334	$36,891	3.9%
Non-recurring	374	469	(20.3%)
Operating revenues total	38,708	37,360	3.6%
Adjusted EBITDA expenses	26,317	27,672	(4.9%)
Adjusted EBITDA	$12,391	$9,688	27.9%
Adjusted EBITDA margin %	32.0%	25.9%
All Other – Private Assets operating revenues increased 3.6%, primarily driven by growth from recurring subscriptions related to growth from RCA, Datscha, Global Intel and Climate Value-at-Risk products, partially offset by unfavorable foreign currency exchange rate fluctuations. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 8.0%.
All Other – Private Assets segment Adjusted EBITDA expenses decreased 4.9%, reflecting lower expenses across the G&A, selling and marketing and cost of revenues expense activity categories. This change was driven by lower compensation and benefits costs, primarily relating to lower incentive compensation and wages and salaries. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets segment Adjusted EBITDA expenses would have decreased 0.7%.
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
•fluctuations in foreign currency exchange rates; and
•the impact of acquisitions and divestitures.
The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the periods indicated:

	As of		% Change
(in thousands)	March 31, 2023	March 31, 2022
Index:
Recurring subscriptions	$795,621	$711,113	11.9%
Asset-based fees	534,491	576,234	(7.2%)
Index total	1,330,112	1,287,347	3.3%

Analytics	621,611	588,447	5.6%

ESG and Climate	278,947	216,197	29.0%

All Other - Private Assets	148,440	137,532	7.9%

Total Run Rate	$2,379,110	$2,229,523	6.7%

Recurring subscriptions total	$1,844,619	$1,653,289	11.6%
Asset-based fees	534,491	576,234	(7.2%)
Total Run Rate	$2,379,110	$2,229,523	6.7%
Total Run Rate increased 6.7%, driven by an 11.6% increase from recurring subscriptions, partially offset by a 7.2% decrease from asset-based fees. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 12.1%.
Run Rate from Index recurring subscriptions increased 11.9%, primarily driven by strong growth from market cap-weighted products, custom Index products and special packages, and factor, ESG and climate products. The increase reflected growth across all regions and client segments.
Run Rate from Index asset-based fees decreased 7.2%, primarily driven by lower AUM in non-ETF indexed funds linked to MSCI indexes and ETFs linked to MSCI equity indexes.
Run Rate from Analytics products increased 5.6%, driven by strong growth in Equity Analytics products as well as growth in Multi-Asset Class products, and reflected growth across all regions. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 6.3%.
Run Rate from ESG and Climate products increased 29.0%, driven by strong growth in Ratings, Climate and Screening products with contributions across all regions and client segments. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 29.9%.
Run Rate from All Other - Private Assets increased 7.9%, primarily driven by growth in RCA, Global Intel, Enterprise Analytics, Datscha and Climate Value-at-Risk products, partially offset by unfavorable foreign currency exchange rate fluctuations. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets Run Rate would have increased 10.4%.

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

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended		% Change
(in thousands)	March 31, 2023	March 31, 2022
New recurring subscription sales
Index	$25,090	$22,417	11.9%
Analytics	13,674	14,069	(2.8%)
ESG and Climate	12,486	19,142	(34.8%)
All Other - Private Assets	5,143	5,559	(7.5%)
New recurring subscription sales total	56,393	61,187	(7.8%)

Subscription cancellations
Index	(7,082)	(5,920)	19.6%
Analytics	(9,183)	(8,128)	13.0%
ESG and Climate	(2,635)	(643)	309.8%
All Other - Private Assets	(2,856)	(1,978)	44.4%
Subscription cancellations total	(21,756)	(16,669)	30.5%

Net new recurring subscription sales
Index	18,008	16,497	9.2%
Analytics	4,491	5,941	(24.4%)
ESG and Climate	9,851	18,499	(46.7%)
All Other - Private Assets	2,287	3,581	(36.1%)
Net new recurring subscription sales total	34,637	44,518	(22.2%)

Non-recurring sales
Index	12,782	13,715	(6.8%)
Analytics	1,370	3,489	(60.7%)
ESG and Climate	1,219	1,308	(6.8%)
All Other - Private Assets	213	152	40.1%
Non-recurring sales total	15,584	18,664	(16.5%)

Gross sales
Index	$37,872	$36,132	4.8%
Analytics	15,044	17,558	(14.3%)
ESG and Climate	13,705	20,450	(33.0%)
All Other - Private Assets	5,356	5,711	(6.2%)
Total gross sales	$71,977	$79,851	(9.9%)

Net sales
Index	$30,790	$30,212	1.9%
Analytics	5,861	9,430	(37.8%)
ESG and Climate	11,070	19,807	(44.1%)
All Other - Private Assets	2,500	3,733	(33.0%)
Total net sales	$50,221	$63,182	(20.5%)
A significant portion of MSCI's operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.

Retention Rate
The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Index	96.4%	96.6%
Analytics	94.0%	94.4%
ESG and Climate	96.1%	98.7%
All Other - Private Assets	92.1%	94.1%

Total	95.2%	95.9%
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
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K. There have been no significant changes in our accounting policies since the end of the fiscal year ended December 31, 2022 or critical accounting estimates applied in the fiscal year ended December 31, 2022.
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

Senior Notes and Credit Agreement
As of March 31, 2023, we had an aggregate of $4,200.0 million in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of March 31, 2023: (i) an aggregate of $345.6 million in Tranche A Term Loans outstanding under the TLA Facility and (ii) $500 million of undrawn borrowing capacity under the revolving credit facility. See Note 7, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and revolving credit facility.
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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for two fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 4.00:1.00. As of March 31, 2023, our Consolidated Leverage Ratio was 3.00:1.00 and our Consolidated Interest Coverage Ratio was 8.36:1.00.
Our non-guarantor subsidiaries under the Senior Notes and the Credit Agreement consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal

Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $1,391.0 million, or 61.0%, of our total revenue for the trailing 12 months ended March 31, 2023, approximately $561.0 million, or 45.5%, of our consolidated operating income for the trailing 12 months ended March 31, 2023, and approximately $963.6 million, or 19.0%, of our consolidated total assets (excluding intercompany assets) and $835.8 million, or 14.0%, of our consolidated total liabilities, in each case as of March 31, 2023.
Share Repurchases
The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Three Months Ended (in thousands except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
March 31, 2023	$—	—	$—
March 31, 2022	$515.74	1,498	$772,657
As of March 31, 2023, there was $1,304.4 million of available authorization remaining under the 2022 Repurchase Program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On April 24, 2023, the Board of Directors declared a quarterly cash dividend of $1.38 per share for the three months ending June 30, 2023. The second quarter 2023 dividend is payable on May 31, 2023 to shareholders of record as of the close of trading on May 12, 2023.
Cash Flows
The following table presents the Company’s cash and cash equivalents, including restricted cash, as of the dates indicated:

	As of
(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents (includes restricted cash of $3,871 and $368 at March 31, 2023 and December 31, 2022, respectively)	$1,080,608	$993,564
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of March 31, 2023 and December 31, 2022, $278.9 million and $344.5 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
We believe that global cash flows from operations, together with existing cash and cash equivalents and funds available under our existing revolving credit facility and our ability to access bank debt, private debt and the capital markets for additional funds, will continue to be sufficient to fund our global operating activities and cash commitments for investing and financing activities, such as material capital expenditures and share repurchases, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect that foreign cash flows from operations, together with existing cash and cash equivalents, will continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter.

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$264,141	$244,184
Net cash (used in) investing activities	(21,762)	(15,310)
Net cash (used in) provided by financing activities	(158,293)	(966,117)
Effect of exchange rate changes	2,958	(4,891)
Net (decrease) increase in cash, cash equivalents and restricted cash	$87,044	$(742,134)
Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by lower payments for cash expenses as well as higher cash collections from customers, partially offset by higher payments for interest expense.
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
Cash Flows From Investing Activities
The year-over-year change was primarily driven by higher capital expenditures and capitalized software development costs.
Cash Flows From Financing Activities
The year-over-year change was primarily driven by the impact of lower share repurchases, partially offset by higher dividend payments.
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2023 and 2022, 17.2% and 16.2%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 17.2% of non-U.S. dollar exposure for the three months ended March 31, 2023, 41.2% was in Euros, 31.3% was in British pounds sterling and 18.2% was in Japanese yen. Of the 16.2% of non-U.S. dollar exposure for the three months ended March 31, 2022, 40.2% was in Euros, 28.3% was in British pounds sterling and 19.8% was in Japanese yen.
Revenues from asset-based fees represented 22.5% and 25.9% of operating revenues for the three months ended March 31, 2023 and 2022, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 43.5% and 44.2% of our operating expenses for the three months ended March 31, 2023 and 2022, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Mexican pesos and Swiss francs.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $2.3 million and gains of $1.4 million for the three months ended March 31, 2023 and 2022, respectively.
Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2023, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2022.
There have been no material changes to the risk factors and uncertainties known to the Company and disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2022, that, if they were to materialize or occur, would, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended March 31, 2023.
The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended March 31, 2023.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2023-January 31, 2023	—	$—	—	$1,304,379,000
February 1, 2023-February 28, 2023	78,902	$557.53	—	$1,304,379,000
March 1, 2023-March 31, 2023	—	$—	—	$1,304,379,000
Total	78,902	$557.53	—	$1,304,379,000
___________________________
(1)Includes, when applicable, (i) shares purchased by the Company on the open market under the stock repurchase program; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; and (iii) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of shares withheld to satisfy tax withholding obligations was determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.
(2)See Note 9, “Shareholders’ Equity (Deficit),” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase program.

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
Dated: April 25, 2023

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)