Form 10-Q
period 2023-06-30
MSCI Inc.
filed 2023-07-25
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 18, 2023, there were 79,088,640 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED JUNE 30, 2023

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share and share data)

	As of
	June 30,	December 31,
(unaudited)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3,885 and $368 at June 30, 2023 and December 31, 2022, respectively)	$792,329	$993,564
Accounts receivable (net of allowances of $2,934 and $2,652 at June 30, 2023 and December 31, 2022, respectively)	612,885	663,236
Prepaid income taxes	69,737	36,654
Prepaid and other assets	49,234	54,520
Total current assets	1,524,185	1,747,974
Property, equipment and leasehold improvements, net	60,966	53,853
Right of use assets	122,415	126,584
Goodwill	2,232,459	2,229,670
Intangible assets, net	546,425	558,517
Equity method investment	210,496	214,389
Deferred tax assets	28,429	29,207
Other non-current assets	37,453	37,341
Total assets	$4,762,828	$4,997,535

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,277	$15,039
Income taxes payable	12,057	8,058
Accrued compensation and related benefits	119,451	182,370
Current portion of long-term debt	8,717	8,713
Other accrued liabilities	161,000	153,461
Deferred revenue	909,623	882,886
Total current liabilities	1,218,125	1,250,527
Long-term debt	4,501,119	4,503,233
Long-term operating lease liabilities	127,225	131,575
Deferred tax liabilities	17,661	29,098
Other non-current liabilities	92,366	91,027
Total liabilities	5,956,496	6,005,460

Commitments and Contingencies (see Note 7)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 133,812,966 and 133,623,005 common shares issued and 79,126,903 and 79,959,989 common shares outstanding at June 30, 2023 and December 31, 2022, respectively)	1,338	1,336
Treasury shares, at cost (54,686,063 and 53,663,016 common shares held at June 30, 2023 and December 31, 2022, respectively)	(6,428,102)	(5,938,116)
Additional paid in capital	1,553,365	1,515,874
Retained earnings	3,736,376	3,473,192
Accumulated other comprehensive loss	(56,645)	(60,211)
Total shareholders’ equity (deficit)	(1,193,668)	(1,007,925)
Total liabilities and shareholders’ equity (deficit)	$4,762,828	$4,997,535
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2023	2022	2023	2022
Operating revenues	$621,157	$551,806	$1,213,375	$1,111,751

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	110,066	100,768	218,713	203,539
Selling and marketing	67,988	61,073	134,463	127,126
Research and development	30,140	23,916	61,463	52,238
General and administrative	35,657	36,724	76,701	82,291
Amortization of intangible assets	26,154	22,179	50,821	43,899
Depreciation and amortization of property, equipment and leasehold improvements	5,199	6,765	10,659	13,299
Total operating expenses	275,204	251,425	552,820	522,392

Operating income	345,953	300,381	660,555	589,359

Interest income	(10,403)	(924)	(20,765)	(1,222)
Interest expense	46,617	41,085	92,823	81,799
Other expense (income)	2,581	188	4,967	(193)

Other expense (income), net	38,795	40,349	77,025	80,384

Income before provision for income taxes	307,158	260,032	583,530	508,975
Provision for income taxes	60,333	49,445	97,977	69,965
Net income	$246,825	$210,587	$485,553	$439,010

Earnings per share:
Basic	$3.10	$2.60	$6.08	$5.40
Diluted	$3.09	$2.59	$6.05	$5.37

Weighted average shares outstanding:
Basic	79,592	80,923	79,815	81,255
Diluted	79,905	81,295	80,193	81,789

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2023	2022	2023	2022
Net income	$246,825	$210,587	$485,553	$439,010
Other comprehensive income (loss):
Foreign currency translation adjustments	2,516	(11,796)	6,878	(14,746)
Income tax effect	(323)	1,606	(1,431)	2,468
Foreign currency translation adjustments, net	2,193	(10,190)	5,447	(12,278)

Pension and other post-retirement adjustments	(1,581)	7,376	(2,094)	7,486
Income tax effect	179	(1,070)	213	(1,114)
Pension and other post-retirement adjustments, net	(1,402)	6,306	(1,881)	6,372
Other comprehensive (loss) income, net of tax	791	(3,884)	3,566	(5,906)
Comprehensive income	$247,616	$206,703	$489,119	$433,104
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$1,336	$(5,938,116)	$1,515,874	$3,473,192	$(60,211)	$(1,007,925)
Net income				238,728		238,728
Dividends declared ($1.38 per common share)				(111,986)		(111,986)
Dividends paid in shares			44			44
Other comprehensive income (loss), net of tax					2,775	2,775
Common stock issued	2					2
Shares withheld for tax withholding		(43,960)				(43,960)
Compensation payable in common stock			20,988			20,988
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		(30)				(30)
Balance at March 31, 2023	1,338	(5,982,106)	1,536,906	3,599,934	(57,436)	(901,364)
Net income				246,825		246,825
Dividends declared ($1.38 per common share)				(110,383)		(110,383)
Dividends paid in shares			33			33
Other comprehensive income (loss), net of tax					791	791
Common stock issued						—
Shares withheld for tax withholding		(611)				(611)
Compensation payable in common stock			16,426			16,426
Common stock repurchased and held in treasury		(444,655)				(444,655)
Common stock issued to Directors and (held in)/released from treasury		(730)				(730)
Balance at June 30, 2023	$1,338	$(6,428,102)	$1,553,365	$3,736,376	$(56,645)	$(1,193,668)

Balance at December 31, 2021	$1,332	$(4,540,144)	$1,457,623	$2,976,517	$(58,795)	$(163,467)
Net income				228,423		228,423
Dividends declared ($1.04 per common share)				(87,280)		(87,280)
Dividends paid in shares			77			77
Other comprehensive income (loss), net of tax					(2,022)	(2,022)
Common stock issued	4					4
Shares withheld for tax withholding		(105,000)				(105,000)
Compensation payable in common stock			22,754			22,754
Common stock repurchased and held in treasury		(772,657)				(772,657)
Common stock issued to Directors and (held in)/released from treasury		(21)				(21)
Balance at March 31, 2022	1,336	(5,417,822)	1,480,454	3,117,660	(60,817)	(879,189)
Net income				210,587		210,587
Dividends declared ($1.04 per common share)				(84,593)		(84,593)
Dividends paid in shares			22			22
Other comprehensive income (loss), net of tax					(3,884)	(3,884)
Common stock issued						—
Shares withheld for tax withholding		(3,862)				(3,862)
Compensation payable in common stock			11,858			11,858
Common stock repurchased and held in treasury		(276,994)				(276,994)
Common stock issued to Directors and (held in)/released from treasury		(391)				(391)
Balance at June 30, 2022	$1,336	$(5,699,069)	$1,492,334	$3,243,654	$(64,701)	$(1,026,446)
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
(unaudited)	2023	2022
Cash flows from operating activities
Net income	$485,553	$439,010
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	50,821	43,899
Stock-based compensation expense	37,231	34,419
Depreciation and amortization of property, equipment and leasehold improvements	10,659	13,299
Amortization of right of use assets	11,586	12,491
Loss on impairment of right of use assets, net	—	705
Amortization of debt origination fees	2,526	2,607
Deferred taxes	(11,766)	(22,826)
Other adjustments	5,978	2,511
Changes in assets and liabilities:
Accounts receivable	50,985	70,131
Prepaid income taxes	(32,729)	(10,686)
Prepaid and other assets	5,836	6,768
Other non-current assets	(3,109)	(5,726)
Accounts payable	(7,850)	(4,906)
Income taxes payable	3,547	(18,407)
Accrued compensation and related benefits	(65,529)	(97,272)
Other accrued liabilities	2,869	6,703
Deferred revenue	23,443	(2,731)
Long-term operating lease liabilities	(10,396)	(13,085)
Other non-current liabilities	(3,515)	4,098
Other	(195)	(4,129)
Net cash provided by operating activities	555,945	456,873

Cash flows from investing activities
Capitalized software development costs	(32,663)	(29,699)
Capital expenditures	(15,378)	(4,737)
Other	(389)	23
Net cash used in investing activities	(48,430)	(34,413)

Cash flows from financing activities
Repurchase of common stock held in treasury	(485,417)	(1,158,513)
Payment of dividends	(222,260)	(171,936)
Repayment of borrowings	(4,375)	(5,000)
Proceeds from borrowings, inclusive of premium	—	355,000
Payment of debt issuance costs in connection with debt	—	(2,277)
Payment of contingent consideration	—	(210)
Net cash (used in) provided by financing activities	(712,052)	(982,936)

Effect of exchange rate changes	3,302	(18,673)

Net (decrease) increase in cash, cash equivalents and restricted cash	(201,235)	(579,149)
Cash, cash equivalents and restricted cash, beginning of period	993,564	1,421,449
Cash, cash equivalents and restricted cash, end of period	$792,329	$842,300

Supplemental disclosure of cash flow information:
Cash paid for interest	$90,661	$78,185
Cash paid for income taxes, net of refunds received	$138,587	$124,034

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$5,567	$4,928

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$1,014	$2,765
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
Concentrations
For the six months ended June 30, 2023 and 2022, BlackRock, Inc. (“BlackRock”) accounted for 10.0% and 10.8% of the Company’s consolidated operating revenues, respectively. For the six months ended June 30, 2023 and 2022, BlackRock accounted for 16.9% and 18.0% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics, ESG and Climate or All Other – Private Assets segments for the six months ended June 30, 2023 and 2022.
Restricted Cash
Restricted cash primarily relates to security deposits for certain operating leases that are legally restricted and unavailable for our general operations.

Allowance for Credit Losses
Changes in the allowance for credit losses from December 31, 2021 to June 30, 2023 were as follows:

(in thousands)	Amount
Balance as of December 31, 2021	$2,337
Addition (reduction) to credit loss expense	910
Write-offs, net of recoveries	(595)
Balance as of December 31, 2022	$2,652
Addition (reduction) to credit loss expense	927
Write-offs, net of recoveries	(645)
Balance as of June 30, 2023	$2,934
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
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months Ended June 30, 2023
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$200,714	$147,504	$70,047	$37,427	$455,692
Asset-based fees	138,162	—	—	—	138,162
Non-recurring	23,440	2,377	1,172	314	27,303
Total	$362,316	$149,881	$71,219	$37,741	$621,157

	For the Six Months Ended June 30, 2023
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$397,392	$292,007	$135,779	$75,761	$900,939
Asset-based fees	271,288	—	—	—	271,288
Non-recurring	33,018	4,944	2,498	688	41,148
Total	$701,698	$296,951	$138,277	$76,449	$1,213,375

	For the Three Months Ended June 30, 2022
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$179,711	$139,497	$54,037	$33,804	$407,049
Asset-based fees	132,216	—	—	—	132,216
Non-recurring	9,022	2,187	1,091	241	12,541
Total	$320,949	$141,684	$55,128	$34,045	$551,806

	For the Six Months Ended June 30, 2022
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$354,209	$277,296	$104,609	$70,695	$806,809
Asset-based fees	277,269	—	—	—	277,269
Non-recurring	20,230	4,185	2,548	710	27,673
Total	$651,708	$281,481	$107,157	$71,405	$1,111,751
The tables that follow present the change in accounts receivable, net of allowances, and current deferred revenue between the dates indicated:

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2022)	$663,236	$882,886
Closing (June 30, 2023)	612,885	909,623
Increase/(decrease)	$(50,351)	$26,737

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2021)	$664,511	$824,912
Closing (June 30, 2022)	586,815	808,020
Increase/(decrease)	$(77,696)	$(16,892)
The amounts of revenues recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $269.6 million and $626.2 million for the three and six months ended June 30, 2023, respectively and $232.9 million and $572.6 million for the three and six months ended June 30, 2022, respectively. The difference between the opening and closing balances of the Company’s deferred revenue is primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. As of June 30, 2023 and December 31, 2022, the Company carried a long-term deferred revenue balance of $28.5 million and $29.4 million, respectively, in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
June 30,
(in thousands)	2023
First 12-month period	$682,799
Second 12-month period	419,674
Third 12-month period	186,009
Periods thereafter	121,348
Total	$1,409,830
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”).
The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$246,825	$210,587	$485,553	$439,010

Basic weighted average common shares outstanding	79,592	80,923	79,815	81,255
Effect of dilutive securities:
PSUs, RSUs and PSOs	313	372	378	534
Diluted weighted average common shares outstanding	79,905	81,295	80,193	81,789

Earnings per common share:
Basic	$3.10	$2.60	$6.08	$5.40
Diluted	$3.09	$2.59	$6.05	$5.37
5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
Property, equipment and leasehold improvements, net consisted of the following as of the dates indicated:

	As of
	June 30,	December 31,
(in thousands)	2023	2022
Computer & related equipment	$190,453	$181,710
Furniture & fixtures	15,486	14,078
Leasehold improvements	57,687	54,040
Work-in-process	5,688	2,373
Subtotal	269,314	252,201
Accumulated depreciation and amortization	(208,348)	(198,348)
Property, equipment and leasehold improvements, net	$60,966	$53,853
Depreciation and amortization expense of property, equipment and leasehold improvements was $5.2 million and $6.8 million for the three months ended June 30, 2023 and 2022, respectively.

Depreciation and amortization expense of property, equipment and leasehold improvements was $10.7 million and $13.3 million for the six months ended June 30, 2023 and 2022, respectively.
6. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2022	$1,201,622	$290,976	$48,047	$689,025	$2,229,670
Foreign exchange translation adjustment	1,726	—	—	1,063	2,789
Goodwill at June 30, 2023	$1,203,348	$290,976	$48,047	$690,088	$2,232,459
Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Amortization expense of acquired intangible assets	$15,851	$15,854	$31,682	$31,752
Amortization expense of internally developed capitalized software	10,303	6,325	19,139	12,147
Total amortization of intangible assets expense	$26,154	$22,179	$50,821	$43,899

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	As of
	June 30,	December 31,
(in thousands)	2023	2022
Gross intangible assets:
Customer relationships	$532,500	$532,500
Proprietary data	220,778	220,778
Acquired technology and software	209,220	209,220
Trademarks	208,190	208,190
Internally developed capitalized software	202,836	165,928
Subtotal	1,373,524	1,336,616
Foreign exchange translation adjustment	(9,864)	(13,214)
Total gross intangible assets	$1,363,660	$1,323,402
Accumulated amortization:
Customer relationships	$(323,722)	$(308,437)
Proprietary data	(51,334)	(41,783)
Acquired technology and software	(181,891)	(179,833)
Trademarks	(166,832)	(162,044)
Internally developed capitalized software	(95,913)	(77,259)
Subtotal	(819,692)	(769,356)
Foreign exchange translation adjustment	2,457	4,471
Total accumulated amortization	$(817,235)	$(764,885)
Net intangible assets:
Customer relationships	$208,778	$224,063
Proprietary data	169,444	178,995
Acquired technology and software	27,329	29,387
Trademarks	41,358	46,146
Internally developed capitalized software	106,923	88,670
Subtotal	553,832	567,260
Foreign exchange translation adjustment	(7,407)	(8,743)
Total net intangible assets	$546,425	$558,517
The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2023 and succeeding years:

Years Ending December 31, (in thousands)	Amortization Expense
Remainder of 2023	$54,950
2024	104,375
2025	79,120
2026	44,725
2027	36,644
Thereafter	226,611
Total	$546,425

7. COMMITMENTS AND CONTINGENCIES
As of June 30, 2023, the Company had outstanding an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) and an aggregate of $343.4 million in senior unsecured tranche A term loans (the “Tranche A Term Loans”) under the term loan A facility (the “TLA Facility”), as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
(in thousands)	Maturity Date	June 30, 2023	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000,000	$993,091	$992,546	$903,560	$876,240
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	895,256	894,925	780,624	751,113
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	991,614	991,067	867,600	833,130
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	594,524	594,195	514,422	500,880
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	693,197	692,862	565,726	542,696
Variable rate Tranche A Term Loans due 2027	February 16, 2027	343,438	342,155	346,352	341,720	346,073
Total debt(1)		$4,543,438	$4,509,837	$4,511,947	$3,973,652	$3,850,132
___________________________
(1)    Includes $8.7 million of current-portion of long-term debt.
Maturities of the Company’s principal debt payments as of June 30, 2023 are as follows:

Maturity of Principal Debt Payments (in thousands)	Amounts
Remainder of 2023	$4,375
2024	10,938
2025	19,687
2026	26,250
2027	282,188
Thereafter	4,200,000
Total debt	$4,543,438
Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Tranche A Term Loans
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
Variable rate Tranche A Term Loans due 2027	Variable	July 11
The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilized the market approach and obtained security pricing from a vendor who used broker quotes and third-party pricing services to determine fair values.
Credit Agreement. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks. On June 9, 2022, the Company, the guarantors party thereto and the lenders and agents party thereto, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), amending and restating in its entirety the Company’s prior revolving credit agreement (the “Prior Revolving Credit Agreement”). The Credit Agreement makes available to the Company an aggregate of $500.0 million of revolving loan commitments, which may be drawn until February 16, 2027, and the TLA Facility. At June 30, 2023, the revolving loan commitments were undrawn. As noted above, at June 30, 2023, the commitments under the TLA Facility were drawn in full, and the resulting Tranche A Term Loans mature on February 16, 2027. The obligations under the Credit Agreement are general unsecured obligations of the Company and the guarantors.

Interest on the Tranche A Term Loans under the TLA Facility accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin and will be due on each Interest Payment Date (as defined in the Credit Agreement). The applicable margin is calculated by reference to the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and ranges between 1.50% to 2.00% for SOFR loans, and 0.50% to 1.00% for Base Rate loans. At June 30, 2023, the interest rate on the TLA Facility was 7.19%.
In connection with the closings of the Senior Notes offerings, entry into the Prior Revolving Credit Agreement and the subsequent amendments thereto and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At June 30, 2023, $35.5 million of the deferred financing fees and premium remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.4 million of which is included in “Other non-current assets” and $33.6 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.
8. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease expenses	$7,178	$7,471	$14,292	$15,130
Variable lease costs	930	838	1,821	1,603
Short-term lease costs	188	69	439	210
Sublease income	(1,276)	$(1,142)	$(2,551)	$(2,103)
Total lease costs	$7,020	$7,236	$14,001	$14,840
Maturities of the Company’s operating lease liabilities as of June 30, 2023 are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2023	$13,837
2024	26,936
2025	24,000
2026	22,267
2027	17,668
Thereafter	67,081
Total lease payments	$171,789
Less: Interest	(21,827)
Present value of lease liabilities	$149,962

Other accrued liabilities	$22,737
Long-term operating lease liabilities	$127,225
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	June 30,	December 31,
Lease Term and Discount Rate	2023	2022
Weighted-average remaining lease term (years)	7.45	7.86
Weighted-average discount rate	3.54%	3.40%

Other information related to the Company’s operating leases are as follows:

Other Information	Six Months Ended June 30,
(in thousands)	2023	2022
Operating cash flows used for operating leases	$14,906	$14,227
Right of use assets obtained in exchange for new operating lease liabilities	$7,225	$2,905
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
Share repurchases made pursuant to the 2022 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of June 30, 2023, there was $863.5 million of available authorization remaining under the 2022 Repurchase Program.
The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Six months ended (in thousands, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
June 30, 2023	$468.31	941	$440,847
June 30, 2022	$480.68	2,184	$1,049,651
___________________________
(1)     As of January 1, 2023, the Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The values in this column exclude the 1% excise tax incurred on share repurchases. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statement of Shareholders’ Equity (Deficit)
The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share data)	Per Share	Declared	Distributed	(Released)/Deferred
2023
Three Months Ended March 31,	$1.38	$111,986	$112,189	$(203)
Three Months Ended June 30,	1.38	110,383	110,147	236
Total	$2.76	$222,369	$222,336	$33
2022
Three Months Ended March 31,	$1.04	$87,280	$87,846	$(566)
Three Months Ended June 30,	1.04	84,593	84,189	404
Total	$2.08	$171,873	$172,035	$(162)

Common Stock
The following table presents activity related to shares of common stock issued and repurchased during the six months ended June 30, 2023:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2022	133,623,005	(53,663,016)	79,959,989
Dividend payable/paid	24	—	24
Common stock issued	181,875	—	181,875
Shares withheld for tax withholding	—	(78,844)	(78,844)
Shares repurchased under stock repurchase programs	—	—	—
Shares issued to directors	58	(58)	—
Balance at March 31, 2023	133,804,962	(53,741,918)	80,063,044
Dividend payable/paid	—	—	—
Common stock issued	2,698	—	2,698
Shares withheld for tax withholding	—	(1,270)	(1,270)
Shares repurchased under stock repurchase programs	—	(941,360)	(941,360)
Shares issued to directors	5,306	(1,515)	3,791
Balance at June 30, 2023	133,812,966	(54,686,063)	79,126,903
10. INCOME TAXES
The Company’s provision for income taxes was $98.0 million and $70.0 million for the six months ended June 30, 2023 and 2022, respectively.
The effective tax rate of 16.8% for the six months ended June 30, 2023 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $16.4 million, primarily related to $11.2 million of excess tax benefits recognized on share-based compensation vested during the period and $5.2 million related to prior-year items.
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
The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. Based on the current status of income tax audits, the Company believes it is reasonably possible that the total amount of unrecognized benefits may decrease by approximately $22.9 million in the next twelve months as a result of the resolution of prior-year items.
During the three and six months ended June 30, 2023, the Company’s unrecognized tax benefits decreased by $1.0 million and $4.8 million, respectively, principally due to the resolution of prior-year items.
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
The following table presents operating revenues by reportable segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating revenues
Index	$362,316	$320,949	$701,698	$651,708
Analytics	149,881	141,684	296,951	281,481
ESG and Climate	71,219	55,128	138,277	107,157
All Other - Private Assets	37,741	34,045	76,449	71,405
Total	$621,157	$551,806	$1,213,375	$1,111,751

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Index Adjusted EBITDA	$277,070	$245,170	$530,752	$491,045
Analytics Adjusted EBITDA	65,149	62,961	125,929	113,850
ESG and Climate Adjusted EBITDA	22,798	14,332	40,674	26,424
All Other - Private Assets Adjusted EBITDA	12,289	8,681	24,680	18,369
Total operating segment profitability	377,306	331,144	722,035	649,688
Amortization of intangible assets	26,154	22,179	50,821	43,899
Depreciation and amortization of property, equipment and leasehold improvements	5,199	6,765	10,659	13,299
Acquisition-related integration and transaction costs(1)	—	1,819	—	3,131
Operating income	345,953	300,381	660,555	589,359
Other expense (income), net	38,795	40,349	77,025	80,384
Provision for income taxes	60,333	49,445	97,977	69,965
Net income	$246,825	$210,587	$485,553	$439,010
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
Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating revenues
Americas:
United States	$256,434	$229,732	$494,850	$463,088
Other	27,574	23,642	55,110	46,109
Total Americas	284,008	253,374	549,960	509,197

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	99,692	89,187	191,352	176,173
Other	139,851	122,515	278,170	254,088
Total EMEA	239,543	211,702	469,522	430,261

Asia & Australia:
Japan	24,285	22,843	50,302	46,033
Other	73,321	63,887	143,591	126,260
Total Asia & Australia	97,606	86,730	193,893	172,293

Total	$621,157	$551,806	$1,213,375	$1,111,751

Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	June 30,	December 31,
(in thousands)	2023	2022
Long-lived assets
Americas:
United States	$198,657	$179,453
Other	12,170	11,971
Total Americas	210,827	191,424

EMEA:
United Kingdom	19,248	19,674
Other	23,678	23,099
Total EMEA	42,926	42,773

Asia & Australia:
Japan	1,403	652
Other	34,362	32,962
Total Asia & Australia	35,765	33,614

Total	$289,518	$267,811
12. SUBSEQUENT EVENTS
Subsequent to the three months ended June 30, 2023 and through trade date of July 24, 2023, the Company repurchased an additional 38,263 shares of common stock at an average price of $467.13 per share for a total value of $17.9 million.
On July 24, 2023, the Board of Directors declared a quarterly cash dividend of $1.38 per share for the three months ending September 30, 2023 (“third quarter 2023”). The third quarter 2023 dividend is payable on August 31, 2023 to shareholders of record as of the close of trading on August 11, 2023.

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
As of June 30, 2023, we served approximately 6,6001 clients in more than 95 countries.
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
For the six months ended June 30, 2023, our largest client organization by revenue, BlackRock, accounted for 10.0% of our consolidated operating revenues, with 95.3% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs and non-ETFs that are based on our indexes.
1 Represents the aggregate of all related clients under their respective parent entity.

The discussion of our results of operations for the three and six months ended June 30, 2023 and 2022 are presented below. The results of operations for interim periods may not be indicative of future results.
Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product or reportable segment as follows: Index, Analytics, ESG and Climate and All Other – Private Assets, which includes the Real Assets operating segment.
The following table presents operating revenues by type for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Recurring subscriptions	$455,692	$407,049	12.0%	$900,939	$806,809	11.7%
Asset-based fees	138,162	132,216	4.5%	271,288	277,269	(2.2%)
Non-recurring	27,303	12,541	117.7%	41,148	27,673	48.7%
Total operating revenues	$621,157	$551,806	12.6%	$1,213,375	$1,111,751	9.1%
Total operating revenues increased 12.6% for the three months ended June 30, 2023. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 12.8%.
Operating revenues from recurring subscriptions increased 12.0% for the three months ended June 30, 2023, primarily driven by strong growth in Index products, which increased $21.0 million, or 11.7%, ESG and Climate products, which increased $16.0 million, or 29.6%, and Analytics products, which increased $8.0 million, or 5.7%. Adjusting for the impact of foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 12.2%.
Operating revenues from non-recurring revenues increased 117.7% for the three months ended June 30, 2023, primarily driven by one-time license fees related to prior periods, as well as non-recurring licensed data products.
Operating revenues from asset-based fees increased 4.5% for the three months ended June 30, 2023, mainly driven by a growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by a decrease in revenues from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 4.7%, primarily driven by increases in average AUM. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 7.8%, primarily driven by an increase in average basis point fees, partially offset by a decrease in average AUM. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes decreased by 11.4%, driven by exchange fees and volume decreases.
Total operating revenues increased 9.1% for the six months ended June 30, 2023. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 10.0%.
Operating revenues from recurring subscriptions increased 11.7% for the six months ended June 30, 2023, primarily driven by strong growth in Index products, which increased $43.2 million, or 12.2%, ESG and Climate products, which increased $31.2 million, or 29.8%, and Analytics products, which increased $14.7 million, or 5.3%. Adjusting for the impact of foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 12.8%.
Operating revenues from non-recurring revenues increased 48.7% for the six months ended June 30, 2023, primarily driven by one-time license fees related to prior periods, as well as non-recurring licensed data products.
Operating revenues from asset-based fees decreased 2.2% for the six months ended June 30, 2023, primarily driven by a decline in revenues from non-ETF indexed funds linked to MSCI indexes and exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from non-ETF indexed funds linked to MSCI indexes decreased by 8.5%, primarily driven by a decrease in average AUM, partially offset by an increase in average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes decreased by 7.9%, driven by exchange fees and volume decrease.

The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2022				2023
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
AUM in ETFs linked to MSCI equity indexes(1), (2)	$1,389.3	$1,189.5	$1,081.2	$1,222.9	$1,305.4	$1,372.5
Sequential Change in Value
Market Appreciation/(Depreciation)	$(89.7)	$(207.3)	$(105.7)	$118.8	$75.1	$48.4
Cash Inflows	27.4	7.5	(2.6)	22.9	7.4	18.7
Total Change	$(62.3)	$(199.8)	$(108.3)	$141.7	$82.5	$67.1
The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2022				2023
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI equity indexes(1), (2)
Quarterly average	$1,392.5	$1,285.4	$1,208.9	$1,182.1	$1,287.5	$1,333.8
Year-to-date average	$1,392.5	$1,338.9	$1,295.6	$1,267.2	$1,287.5	$1,310.7
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
The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended June 30, 2023, was up $48.4 billion, or 3.8% . For the six months ended June 30, 2023, it was down $28.2 billion, or 2.1%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating revenues:
Index
Recurring subscriptions	$200,714	$179,711	11.7%	$397,392	$354,209	12.2%
Asset-based fees	138,162	132,216	4.5%	271,288	277,269	(2.2%)
Non-recurring	23,440	9,022	159.8%	33,018	20,230	63.2%
Index total	362,316	320,949	12.9%	701,698	651,708	7.7%

Analytics
Recurring subscriptions	147,504	139,497	5.7%	292,007	277,296	5.3%
Non-recurring	2,377	2,187	8.7%	4,944	4,185	18.1%
Analytics total	149,881	141,684	5.8%	296,951	281,481	5.5%

ESG and Climate
Recurring subscriptions	70,047	54,037	29.6%	135,779	104,609	29.8%
Non-recurring	1,172	1,091	7.4%	2,498	2,548	(2.0%)
ESG and Climate total	71,219	55,128	29.2%	138,277	107,157	29.0%

All Other - Private Assets
Recurring subscriptions	37,427	33,804	10.7%	75,761	70,695	7.2%
Non-recurring	314	241	30.3%	688	710	(3.1%)
All Other - Private Assets total	37,741	34,045	10.9%	76,449	71,405	7.1%
Total operating revenues	$621,157	$551,806	12.6%	$1,213,375	$1,111,751	9.1%
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

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating expenses:
Cost of revenues	$110,066	$100,768	9.2%	$218,713	$203,539	7.5%
Selling and marketing	67,988	61,073	11.3%	134,463	127,126	5.8%
Research and development	30,140	23,916	26.0%	61,463	52,238	17.7%
General and administrative	35,657	36,724	(2.9%)	76,701	82,291	(6.8%)
Amortization of intangible assets	26,154	22,179	17.9%	50,821	43,899	15.8%
Depreciation and amortization of property, equipment and leasehold improvements	5,199	6,765	(23.1%)	10,659	13,299	(19.9%)
Total operating expenses	$275,204	$251,425	9.5%	$552,820	$522,392	5.8%
Total operating expenses increased 9.5% for the three months ended June 30, 2023. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 9.6%.
Total operating expenses increased 5.8% for the six months ended June 30, 2023. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 7.4%.
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
Cost of revenues increased 9.2% for the three months ended June 30, 2023, reflecting increases across the Index, Analytics and ESG and Climate reportable segments, partially offset by decreases in the All Other – Private Assets reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and benefits costs, as well as increases in non-compensation costs, primarily reflecting higher market data and recruiting costs.
Cost of revenues increased 7.5% for the six months ended June 30, 2023, reflecting increases across the Index, Analytics and ESG and Climate reportable segments, partially offset by decreases in the All Other – Private Assets reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, as well as increases in non-compensation costs, primarily reflecting higher market data and recruiting costs.
Selling and Marketing
Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other departments associated with acquiring new business, including product management, research, technology and sales operations.
Selling and marketing expenses increased 11.3% for the three months ended June 30, 2023, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, incentive compensation and benefits costs, as well as increases in non-compensation costs, primarily reflecting increased marketing costs.
Selling and marketing expenses increased 5.8% for the six months ended June 30, 2023, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation costs, as well as increases in non-compensation costs, primarily reflecting increased marketing costs and travel and entertainment expenses.

Research and Development
R&D expenses consist of costs to develop new or enhance existing products and the costs to develop new or enhanced technologies and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support directly associated with these activities.
R&D expenses increased 26.0% for the three months ended June 30, 2023, reflecting increases across the ESG and Climate, Index and All Other - Private Assets reportable segments, partially offset by decreases in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation costs, as well as increases in non-compensation costs, primarily reflecting higher information technology costs.
R&D expenses increased 17.7% for the six months ended June 30, 2023, reflecting increases across the ESG and Climate, Index and All Other - Private Assets reportable segments, partially offset by decreases in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation costs, partially offset by increased capitalization of costs related to internally developed software projects. The change was also driven by increases in non-compensation costs, primarily relating to higher information technology costs.
General and Administrative
G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.
G&A expenses decreased 2.9% for the three months ended June 30, 2023, reflecting decreases across the All Other - Private Assets and Analytics reportable segments, partially offset by increases in the ESG and Climate and Index reportable segments. The change was driven by the absence of non-recurring transaction and integration costs related to the September 2021 acquisition of Real Capital Analytics, Inc. (“RCA”) and lower non-compensation costs, primarily relating to lower professional fees. The change was partially offset by increases in compensation and benefits costs, primarily relating to higher incentive compensation costs, partially offset by lower severance costs.
G&A expenses decreased 6.8% for the six months ended June 30, 2023, reflecting decreases across the All Other - Private Assets, Analytics and Index reportable segments, partially offset by increases in the ESG and Climate reportable segment. The change was primarily driven by the absence of non-recurring transaction and integration costs related to the aforementioned acquisition of RCA and lower non-compensation costs, primarily relating to lower professional fees and other tax expenses. The change was partially offset by increases in compensation and benefits costs, primarily relating to higher incentive compensation costs, partially offset by lower severance costs.
The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Compensation and benefits	$174,172	$154,242	12.9%	$355,751	$334,080	6.5%
Non-compensation expenses	69,679	68,239	2.1%	135,589	131,114	3.4%
Amortization of intangible assets	26,154	22,179	17.9%	50,821	43,899	15.8%
Depreciation and amortization of property, equipment and leasehold improvements	5,199	6,765	(23.1%)	10,659	13,299	(19.9%)
Total operating expenses	$275,204	$251,425	9.5%	$552,820	$522,392	5.8%
Compensation and Benefits
A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate, incentive compensation would be expected to decrease accordingly.
We had 4,980 employees as of June 30, 2023, compared to 4,513 employees as of June 30, 2022, reflecting a 10.3% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of June 30, 2023, 66.2% of our employees were located in emerging market centers compared to 64.1% as of June 30, 2022.
Compensation and benefits costs increased 12.9%, for the three months ended June 30, 2023, driven by an increase in wages and salaries, incentive compensation and benefits costs. Compensation and benefits costs increased 6.5% for the six months ended June 30, 2023, driven by an increase in wages and salaries and incentive compensation costs, partially offset by increased capitalization of expenses related to internally developed software projects and decreased benefits costs. Adjusting for the impact of foreign currency exchange rate fluctuations, compensation and benefits costs would have increased by 13.1% and 8.7%, respectively, for the three and six months ended June 30, 2023.
Non-Compensation Expenses
Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates.
Non-compensation expenses increased 2.1% for the three months ended June 30, 2023, primarily driven by higher information technology costs, partially offset by the absence of non-recurring transaction and integration costs related to the September 2021 acquisition of RCA.
Non-compensation expenses increased 3.4% for the six months ended June 30, 2023, primarily driven by higher information technology and market data costs, partially offset by the absence of non-recurring transaction and integration costs related to the September 2021 acquisition of RCA.
Amortization of Intangible Assets
Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and capitalization of internally developed software projects recognized over their estimated useful lives.
Amortization of intangible assets expense increased 17.9% and 15.8% for the three and six months ended June 30, 2023, respectively, primarily driven by higher amortization of internal use software.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of computer and related equipment, leasehold improvements, software and furniture and fixtures over the estimated useful life of the assets.
Depreciation and amortization of property, equipment and leasehold improvements decreased 23.1% and 19.9% for the three and six months ended June 30, 2023, respectively, primarily driven by lower depreciation on computer and related equipment.
Total Other Expense (Income), Net
The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Interest income	$(10,403)	$(924)	1025.9%	$(20,765)	$(1,222)	1599.3%
Interest expense	46,617	41,085	13.5%	92,823	81,799	13.5%
Other expense (income)	2,581	188	1272.9%	4,967	(193)	(2673.6%)
Total other expense (income), net	$38,795	$40,349	(3.9%)	$77,025	$80,384	(4.2%)
Total other expense (income), net decreased 3.9% and 4.2% for the three and six months ended June 30, 2023, respectively, primarily driven by higher interest income reflecting higher yields and higher cash balances, partially offset by higher interest expense due to higher average outstanding debt levels and the impact of foreign currency exchange rate fluctuations.

Income Taxes
The following table shows our income tax provision and effective tax rate for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Provision for income taxes	$60,333	$49,445	22.0%	$97,977	$69,965	40.0%
Effective tax rate	19.6%	19.0%	3.2%	16.8%	13.7%	22.6%
The effective tax rate of 19.6% and 19.0% for the three months ended June 30, 2023 and 2022, respectively, reflects the Company’s estimate of the effective tax rate for the period. The level of discrete items was not impactful to the effective tax rate for the period.
The effective tax rate of 16.8% for the six months ended June 30, 2023 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $16.4 million, primarily related to $11.2 million of excess tax benefits recognized on share-based compensation vested during the period and $5.2 million related to prior-year items.
The effective tax rate of 13.7% for the six months ended June 30, 2022 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $27.2 million, primarily related to $28.3 million of excess tax benefits recognized on share-based compensation vested during the period.
Net Income
The following table shows our net income for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Net income	$246,825	$210,587	17.2%	$485,553	$439,010	10.6%
As a result of the factors described above, net income increased 17.2% for the three months ended June 30, 2023, and increased 10.6% for the six months ended June 30, 2023.
Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Weighted average shares outstanding:
Basic	79,592	80,923	(1.6%)	79,815	81,255	(1.8%)
Diluted	79,905	81,295	(1.7%)	80,193	81,789	(2.0%)

The following table shows our common shares outstanding for the periods indicated:

	As of		% Change
(in thousands)	June 30, 2023	December 31, 2022
Common shares outstanding	79,127	79,960	(1.0%)
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
The following table presents non-GAAP Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating revenues	$621,157	$551,806	12.6%	$1,213,375	$1,111,751	9.1%
Adjusted EBITDA expenses	243,851	220,662	10.5%	491,340	462,063	6.3%
Adjusted EBITDA	$377,306	$331,144	13.9%	$722,035	$649,688	11.1%
Operating margin %	55.7%	54.4%		54.4%	53.0%
Adjusted EBITDA margin %	60.7%	60.0%		59.5%	58.4%
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

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Net income	$246,825	$210,587	17.2%	$485,553	$439,010	10.6%
Provision for income taxes	60,333	49,445	22.0%	97,977	69,965	40.0%
Other expense (income), net	38,795	40,349	(3.9%)	77,025	80,384	(4.2%)
Operating income	345,953	300,381	15.2%	660,555	589,359	12.1%
Amortization of intangible assets	26,154	22,179	17.9%	50,821	43,899	15.8%
Depreciation and amortization of property, equipment and leasehold improvements	5,199	6,765	(23.1%)	10,659	13,299	(19.9%)
Acquisition-related integration and transaction costs (1)	—	1,819	(100.0%)	—	3,131	(100.0%)
Consolidated Adjusted EBITDA	$377,306	$331,144	13.9%	$722,035	$649,688	11.1%

Index Adjusted EBITDA	277,070	245,170	13.0%	530,752	491,045	8.1%
Analytics Adjusted EBITDA	65,149	62,961	3.5%	125,929	113,850	10.6%
ESG and Climate Adjusted EBITDA	22,798	14,332	59.1%	40,674	26,424	53.9%
All Other - Private Assets Adjusted EBITDA	12,289	8,681	41.6%	24,680	18,369	34.4%
Consolidated Adjusted EBITDA	$377,306	$331,144	13.9%	$722,035	$649,688	11.1%
___________________________
(1)Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.
The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Total operating expenses	$275,204	$251,425	9.5%	$552,820	$522,392	5.8%
Amortization of intangible assets	26,154	22,179	17.9%	50,821	43,899	15.8%
Depreciation and amortization of property, equipment and leasehold improvements	5,199	6,765	(23.1%)	10,659	13,299	(19.9%)
Acquisition-related integration and transaction costs (1)	—	1,819	(100.0%)	—	3,131	(100.0%)
Consolidated Adjusted EBITDA expenses	$243,851	$220,662	10.5%	$491,340	$462,063	6.3%

Index Adjusted EBITDA expenses	85,246	75,779	12.5%	170,946	160,663	6.4%
Analytics Adjusted EBITDA expenses	84,732	78,723	7.6%	171,022	167,631	2.0%
ESG and Climate Adjusted EBITDA expenses	48,421	40,796	18.7%	97,603	80,733	20.9%
All Other - Private Assets Adjusted EBITDA expenses	25,452	25,364	0.3%	51,769	53,036	(2.4%)
Consolidated Adjusted EBITDA expenses	$243,851	$220,662	10.5%	$491,340	$462,063	6.3%
___________________________
(1)Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.
The discussion of the segment results is presented below.

Segment Results
Index Segment
The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating revenues:
Recurring subscriptions	$200,714	$179,711	11.7%	$397,392	$354,209	12.2%
Asset-based fees	138,162	132,216	4.5%	271,288	277,269	(2.2%)
Non-recurring	23,440	9,022	159.8%	33,018	20,230	63.2%
Operating revenues total	362,316	320,949	12.9%	701,698	651,708	7.7%
Adjusted EBITDA expenses	85,246	75,779	12.5%	170,946	160,663	6.4%
Adjusted EBITDA	$277,070	$245,170	13.0%	$530,752	$491,045	8.1%
Adjusted EBITDA margin %	76.5%	76.4%		75.6%	75.3%
Index operating revenues increased 12.9% for the three months ended June 30, 2023, primarily driven by strong growth from both recurring subscriptions and non-recurring revenues. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 13.0%.
Operating revenues from recurring subscriptions increased 11.7% for the three months ended June 30, 2023, primarily driven by strong growth from both market cap-weighted and factor, ESG and climate Index products.
Operating revenues from non-recurring revenues increased 159.8% for the three months ended June 30, 2023, primarily driven by one-time license fees related to prior periods, as well as non-recurring licensed data products.
Operating revenues from asset-based fees increased 4.5% for the three months ended June 30, 2023, mainly driven by a growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by a decrease in revenues from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 4.7%, primarily driven by increases in average AUM. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 7.8%, primarily driven by an increase in average basis point fees, partially offset by a decrease in average AUM. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes decreased by 11.4%, driven by exchange fees and volume decreases.
Index segment Adjusted EBITDA expenses increased 12.5% for the three months ended June 30, 2023, primarily driven by higher compensation expenses across all expense activity categories. The increase reflects higher wages and salaries, incentive compensation and benefits costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 12.4%.
Index operating revenues increased 7.7% for the six months ended June 30, 2023, primarily driven by strong growth from both recurring subscriptions and non-recurring revenues. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 7.9%.
Operating revenues from recurring subscriptions increased 12.2% for the six months ended June 30, 2023, primarily driven by strong growth from both market cap-weighted and factor, ESG and climate Index products.
Operating revenues from non-recurring revenues increased 63.2% for the six months ended June 30, 2023, primarily driven by one-time license fees related to prior periods, as well as non-recurring licensed data products.
Operating revenues from asset-based fees decreased 2.2% for the six months ended June 30, 2023, primarily driven by a decline in revenues from non-ETF indexed funds linked to MSCI indexes and exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from non-ETF indexed funds linked to MSCI indexes decreased by 8.5%, primarily driven by a decrease in average AUM, partially offset by an increase in average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes decreased by 7.9%, driven by exchange fees and volume decreases.

Index segment Adjusted EBITDA expenses increased 6.4% for the six months ended June 30, 2023, driven by higher compensation and non-compensation expenses across the cost of revenues, R&D and selling and marketing expense activity categories, partially offset by lower non-compensation expenses in the G&A expense activity category. The increase was primarily driven by higher wages and salaries and incentive compensation costs, partially offset by lower benefits costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 8.1%.
Analytics Segment
The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating revenues:
Recurring subscriptions	$147,504	$139,497	5.7%	$292,007	$277,296	5.3%
Non-recurring	2,377	2,187	8.7%	4,944	4,185	18.1%
Operating revenues total	149,881	141,684	5.8%	296,951	281,481	5.5%
Adjusted EBITDA expenses	84,732	78,723	7.6%	171,022	167,631	2.0%
Adjusted EBITDA	$65,149	$62,961	3.5%	$125,929	$113,850	10.6%
Adjusted EBITDA margin %	43.5%	44.4%		42.4%	40.4%
Analytics operating revenues increased 5.8% for the three months ended June 30, 2023, primarily driven by growth from recurring subscriptions related to both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 6.0%.
Analytics segment Adjusted EBITDA expenses increased 7.6% for the three months ended June 30, 2023, driven by higher compensation expenses across all expense activity categories reflecting higher wages and salaries, decreased capitalization of expenses related to internally developed software projects and higher incentive compensation costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 7.6%.
Analytics operating revenues increased 5.5% for the six months ended June 30, 2023, primarily driven by growth from recurring subscriptions related to both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 6.0%.
Analytics segment Adjusted EBITDA expenses increased 2.0% for the six months ended June 30, 2023, driven by higher compensation expenses across the cost of revenues and selling and marketing expense activity categories partially offset by lower compensation expenses in the R&D and G&A expense activity categories. The increase was primarily driven by increased wages and salaries, decreased capitalization of expenses related to internally developed software projects and higher incentive compensation costs, partially offset by lower benefits costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 3.4%.
ESG and Climate Segment
The following table presents the results for the ESG and Climate segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating revenues:
Recurring subscriptions	$70,047	$54,037	29.6%	$135,779	$104,609	29.8%
Non-recurring	1,172	1,091	7.4%	2,498	2,548	(2.0%)
Operating revenues total	71,219	55,128	29.2%	138,277	107,157	29.0%
Adjusted EBITDA expenses	48,421	40,796	18.7%	97,603	80,733	20.9%
Adjusted EBITDA	$22,798	$14,332	59.1%	$40,674	$26,424	53.9%
Adjusted EBITDA margin %	32.0%	26.0%		29.4%	24.7%

ESG and Climate operating revenues increased 29.2% for the three months ended June 30, 2023, primarily driven by strong growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 29.3%.
ESG and Climate segment Adjusted EBITDA expenses increased 18.7% for the three months ended June 30, 2023, primarily driven by higher compensation expenses across all expense activity categories as a result of increased wages and salaries, incentive compensation and benefits costs due to higher headcount, partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 19.2%.
ESG and Climate operating revenues increased 29.0% for the six months ended June 30, 2023, primarily driven by strong growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 33.4%.
ESG and Climate segment Adjusted EBITDA expenses increased 20.9% for the six months ended June 30, 2023, driven by higher compensation and non-compensation expenses across all expense activity categories. The increase was primarily driven by increased wages and salaries, incentive compensation and benefits costs as a result of increased headcount, as well as increased information technology costs. The increase was partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 23.3%.
All Other – Private Assets Segment
The following table presents the results for the All Other – Private Assets segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating revenues:
Recurring subscriptions	$37,427	$33,804	10.7%	$75,761	$70,695	7.2%
Non-recurring	314	241	30.3%	688	710	(3.1%)
Operating revenues total	37,741	34,045	10.9%	76,449	71,405	7.1%
Adjusted EBITDA expenses	25,452	25,364	0.3%	51,769	53,036	(2.4%)
Adjusted EBITDA	$12,289	$8,681	41.6%	$24,680	$18,369	34.4%
Adjusted EBITDA margin %	32.6%	25.5%		32.3%	25.7%
All Other – Private Assets operating revenues increased 10.9% for the three months ended June 30, 2023, primarily driven by growth from recurring subscriptions related to growth from Index Intel, Performance Insights, and RCA products, partially offset by unfavorable foreign currency exchange rate fluctuations. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 11.9%.
All Other – Private Assets segment Adjusted EBITDA expenses were relatively flat across all expense activity categories with a minor increase in information technology costs for the three months ended June 30, 2023. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets segment Adjusted EBITDA expenses would have increased 1.4%.
All Other – Private Assets operating revenues increased 7.1% for the six months ended June 30, 2023, primarily driven by growth from recurring subscriptions related to growth from Index Intel and RCA products, partially offset by unfavorable foreign currency exchange rate fluctuations. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 9.9%.
All Other – Private Assets segment Adjusted EBITDA expenses decreased 2.4% for the six months ended June 30, 2023, primarily driven by lower compensation expenses across the cost of revenues, G&A and selling and marketing expense activity categories, reflecting increased capitalization of expenses related to internally developed software projects and lower incentive compensation and wages and salaries. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets segment Adjusted EBITDA expenses would have increased 0.3%.

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
•fluctuations in foreign currency exchange rates; and
•the impact of acquisitions and divestitures.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the periods indicated:

	As of		% Change
(in thousands)	June 30, 2023	June 30, 2022
Index:
Recurring subscriptions	$818,780	$732,081	11.8%
Asset-based fees	557,414	520,092	7.2%
Index total	1,376,194	1,252,173	9.9%

Analytics	631,218	592,043	6.6%

ESG and Climate	291,802	231,222	26.2%

All Other - Private Assets	150,587	137,713	9.3%

Total Run Rate	$2,449,801	$2,213,151	10.7%

Recurring subscriptions total	$1,892,387	$1,693,059	11.8%
Asset-based fees	557,414	520,092	7.2%
Total Run Rate	$2,449,801	$2,213,151	10.7%
Total Run Rate increased 10.7%, driven by an 11.8% increase from recurring subscriptions and a 7.2% increase from asset-based fees. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 11.3%.
Run Rate from Index recurring subscriptions increased 11.8%, primarily driven by strong growth from market cap-weighted products, custom Index products and special packages, and factor, ESG and climate products. The increase reflected growth across all regions and client segments.
Run Rate from Index asset-based fees increased 7.2%, driven by higher AUM in ETFs linked to MSCI equity indexes, partially offset by lower AUM in non-ETF indexed funds linked to MSCI indexes and lower exchange traded futures and options volume.
Run Rate from Analytics products increased 6.6%, primarily driven by strong growth in Equity Analytics products as well as growth in Multi-Asset Class products, and reflected growth across all regions. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 6.3%.
Run Rate from ESG and Climate products increased 26.2%, driven by strong growth in Ratings, Climate and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 24.1%.
Run Rate from All Other - Private Assets increased 9.3%, primarily driven by growth in RCA, Index Intel and Performance Insights products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets Run Rate would have increased 8.8%.
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
The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended		% Change	Six Months Ended		% Change
(in thousands)	June 30, 2023	June 30, 2022		June 30, 2023	June 30, 2022
New recurring subscription sales
Index	$31,088	$27,946	11.2%	$56,178	$50,363	11.5%
Analytics	18,290	18,754	(2.5%)	31,964	32,823	(2.6%)
ESG and Climate	13,887	22,205	(37.5%)	26,373	41,347	(36.2%)
All Other - Private Assets	4,815	5,713	(15.7%)	9,958	11,272	(11.7%)
New recurring subscription sales total	68,080	74,618	(8.8%)	124,473	135,805	(8.3%)

Subscription cancellations
Index	(8,133)	(7,161)	13.6%	(15,215)	(13,081)	16.3%
Analytics	(7,368)	(8,366)	(11.9%)	(16,551)	(16,494)	0.3%
ESG and Climate	(2,057)	(1,369)	50.3%	(4,692)	(2,012)	133.2%
All Other - Private Assets	(2,625)	(1,358)	93.3%	(5,481)	(3,336)	64.3%
Subscription cancellations total	(20,183)	(18,254)	10.6%	(41,939)	(34,923)	20.1%

Net new recurring subscription sales
Index	22,955	20,785	10.4%	40,963	37,282	9.9%
Analytics	10,922	10,388	5.1%	15,413	16,329	(5.6%)
ESG and Climate	11,830	20,836	(43.2%)	21,681	39,335	(44.9%)
All Other - Private Assets	2,190	4,355	(49.7%)	4,477	7,936	(43.6%)
Net new recurring subscription sales total	47,897	56,364	(15.0%)	82,534	100,882	(18.2%)

Non-recurring sales
Index	26,904	14,267	88.6%	39,686	27,982	41.8%
Analytics	4,158	2,418	72.0%	5,528	5,907	(6.4%)
ESG and Climate	1,315	870	51.1%	2,534	2,178	16.3%
All Other - Private Assets	594	455	30.5%	807	607	32.9%
Non-recurring sales total	32,971	18,010	83.1%	48,555	36,674	32.4%

Gross sales
Index	$57,992	$42,213	37.4%	$95,864	$78,345	22.4%
Analytics	22,448	21,172	6.0%	37,492	38,730	(3.2%)
ESG and Climate	15,202	23,075	(34.1%)	28,907	43,525	(33.6%)
All Other - Private Assets	5,409	6,168	(12.3%)	10,765	11,879	(9.4%)
Total gross sales	$101,051	$92,628	9.1%	$173,028	$172,479	0.3%

Net sales
Index	$49,859	$35,052	42.2%	$80,649	$65,264	23.6%
Analytics	15,080	12,806	17.8%	20,941	22,236	(5.8%)
ESG and Climate	13,145	21,706	(39.4%)	24,215	41,513	(41.7%)
All Other - Private Assets	2,784	4,810	(42.1%)	5,284	8,543	(38.1%)
Total net sales	$80,868	$74,374	8.7%	$131,089	$137,556	(4.7%)
A significant portion of MSCI's operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.

Retention Rate
The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Index	95.8%	95.9%	96.1%	96.2%
Analytics	95.2%	94.3%	94.6%	94.4%
ESG and Climate	96.9%	97.3%	96.5%	98.0%
All Other - Private Assets	92.8%	96.0%	92.5%	95.1%

Total	95.5%	95.5%	95.4%	95.7%
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

Senior Notes and Credit Agreement
As of June 30, 2023, we had an aggregate of $4,200.0 million in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of June 30, 2023: (i) an aggregate of $343.4 million in Tranche A Term Loans outstanding under the TLA Facility and (ii) $500 million of undrawn borrowing capacity under the revolving credit facility. See Note 7, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and revolving credit facility.
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
The indentures governing our Senior Notes (the “Indentures”) among us, each of the subsidiary guarantors, and Computershare, National Association, as trustee and successor to Wells Fargo Bank, National Association, contain covenants that limit our and our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets. In addition, the Indentures restrict our non-guarantor subsidiaries’ ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiaries guaranteeing the Senior Notes on a pari passu basis. The Credit Agreement governing the TLA Facility and the revolving credit facility also contains covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make other distributions in respect of capital stock or engage in certain types of stock repurchases, redemptions and other restricted payments, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets.
The Credit Agreement and the Indentures also contain customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, and bankruptcy and insolvency events, and, in the case of the Credit Agreement, invalidity or impairment of loan documentation, change of control and customary ERISA defaults in addition to the foregoing. None of the restrictions detailed above are expected to impact our ability to effectively operate the business.
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for two fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 4.00:1.00. As of June 30, 2023, our Consolidated Leverage Ratio was 2.88:1.00 and our Consolidated Interest Coverage Ratio was 8.39:1.00.
Our non-guarantor subsidiaries under the Senior Notes and the Credit Agreement consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $1,442.5 million, or 61.4%, of our total revenue for the trailing 12 months ended June 30, 2023, approximately $592.1 million, or 46.3%, of our consolidated operating income for the trailing 12 months ended June 30, 2023, and approximately $950.9 million, or 20.0%, of our consolidated total assets (excluding intercompany assets) and $863.4 million, or 14.5%, of our consolidated total liabilities, in each case as of June 30, 2023.
Share Repurchases
The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Six Months Ended (in thousands except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
June 30, 2023	$468.31	941	$440,847
June 30, 2022	$480.68	2,184	$1,049,651
___________________________
(1)     As of January 1, 2023, the Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The values in this column exclude the 1% excise tax incurred on share repurchases. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statement of Shareholders’ Equity (Deficit)

As of June 30, 2023, there was $863.5 million of available authorization remaining under the 2022 Repurchase Program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On July 24, 2023, the Board of Directors declared a quarterly cash dividend of $1.38 per share for the three months ending September 30, 2023. The third quarter 2023 dividend is payable on August 31, 2023 to shareholders of record as of the close of trading on August 11, 2023.
Cash Flows
The following table presents the Company’s cash and cash equivalents, including restricted cash, as of the dates indicated:

	As of
(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents (includes restricted cash of $3,885 and $368 at June 30, 2023 and December 31, 2022, respectively)	$792,329	$993,564
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of June 30, 2023 and December 31, 2022, $282.3 million and $344.5 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
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
Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$555,945	$456,873
Net cash (used in) investing activities	(48,430)	(34,413)
Net cash (used in) provided by financing activities	(712,052)	(982,936)
Effect of exchange rate changes	3,302	(18,673)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(201,235)	$(579,149)
Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by higher cash collections from customers, partially offset by higher income tax payments and higher payments for interest expense.
Our primary uses of cash from operating activities are for the payment of cash compensation expenses, income taxes, interest expenses, technology costs, professional fees, market data costs and office rent. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities
The year-over-year change was primarily driven by higher capital expenditures and capitalized software development costs.
Cash Flows From Financing Activities
The year-over-year change was primarily driven by the impact of lower share repurchases, partially offset by the absence of proceeds from borrowings and by higher dividend payments..
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2023 and 2022, 16.8% and 15.8%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 16.8% of non-U.S. dollar exposure for the six months ended June 30, 2023, 42.2% was in Euros, 31.3% was in British pounds sterling and 18.0% was in Japanese yen. Of the 15.8% of non-U.S. dollar exposure for the six months ended June 30, 2022, 40.5% was in Euros, 29.0% was in British pounds sterling and 19.9% was in Japanese yen.
Revenues from asset-based fees represented 22.4% and 24.9% of operating revenues for the six months ended June 30, 2023 and 2022, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 43.5% and 43.3% of our operating expenses for the six months ended June 30, 2023 and 2022, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Mexican pesos and Swiss francs.
We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $3.9 million and gains of $2.4 million for the six months ended June 30, 2023 and 2022, respectively.
Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2023, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended June 30, 2023.
The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended June 30, 2023.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2023-April 30, 2023	141,617	$466.61	141,365	$1,238,436,000
May 1, 2023-May 31, 2023	684,896	$468.74	683,207	$918,220,000
June 1, 2023-June 30, 2023	117,632	$468.18	116,788	$863,542,000
Total	944,145	$468.35	941,360	$863,542,000
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
(2)Excludes 1% excise tax incurred on share repurchases.
(3)See Note 9, “Shareholders’ Equity (Deficit),” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase program.

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
Dated: July 25, 2023

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)