Form 10-Q
period 2023-09-30
MSCI Inc.
filed 2023-10-31
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2023, there were 79,091,190 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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
We also use our Investor Relations homepage, Corporate Responsibility homepage and corporate X (formerly Twitter) account (@MSCI_Inc) as channels of distribution of Company information. The information we post through these channels may be deemed material.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share and share data)

	As of
	September 30,	December 31,
(unaudited)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3,839 and $368 at September 30, 2023 and December 31, 2022, respectively)	$928,552	$993,564
Accounts receivable (net of allowances of $3,030 and $2,652 at September 30, 2023 and December 31, 2022, respectively)	603,266	663,236
Prepaid income taxes	54,544	36,654
Prepaid and other assets	52,967	54,520
Total current assets	1,639,329	1,747,974
Property, equipment and leasehold improvements, net	58,036	53,853
Right of use assets	117,533	126,584
Goodwill	2,230,389	2,229,670
Intangible assets, net	536,129	558,517
Equity method investment	210,657	214,389
Deferred tax assets	34,790	29,207
Other non-current assets	38,631	37,341
Total assets	$4,865,494	$4,997,535

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,224	$15,039
Income taxes payable	19,536	8,058
Accrued compensation and related benefits	157,227	182,370
Current portion of long-term debt	8,719	8,713
Other accrued liabilities	171,458	153,461
Deferred revenue	837,479	882,886
Total current liabilities	1,204,643	1,250,527
Long-term debt	4,500,063	4,503,233
Long-term operating lease liabilities	121,941	131,575
Deferred tax liabilities	4,220	29,098
Other non-current liabilities	83,723	91,027
Total liabilities	5,914,590	6,005,460

Commitments and Contingencies (see Note 7)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 133,817,103 and 133,623,005 common shares issued and 79,091,098 and 79,959,989 common shares outstanding at September 30, 2023 and December 31, 2022, respectively)	1,338	1,336
Treasury shares, at cost (54,726,005 and 53,663,016 common shares held at September 30, 2023 and December 31, 2022, respectively)	(6,447,042)	(5,938,116)
Additional paid in capital	1,571,442	1,515,874
Retained earnings	3,886,188	3,473,192
Accumulated other comprehensive loss	(61,022)	(60,211)
Total shareholders’ equity (deficit)	(1,049,096)	(1,007,925)
Total liabilities and shareholders’ equity (deficit)	$4,865,494	$4,997,535
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2023	2022	2023	2022
Operating revenues	$625,439	$560,639	$1,838,814	$1,672,390

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	105,311	98,418	324,024	301,957
Selling and marketing	66,581	65,545	201,044	192,671
Research and development	31,438	25,941	92,901	78,179
General and administrative	36,826	30,702	113,527	112,993
Amortization of intangible assets	26,722	23,375	77,543	67,274
Depreciation and amortization of property, equipment and leasehold improvements	5,252	7,127	15,911	20,426
Total operating expenses	272,130	251,108	824,950	773,500

Operating income	353,309	309,531	1,013,864	898,890

Interest income	(10,314)	(3,938)	(31,079)	(5,160)
Interest expense	46,902	44,162	139,725	125,961
Other expense (income)	(935)	103	4,032	(90)

Other expense (income), net	35,653	40,327	112,678	120,711

Income before provision for income taxes	317,656	269,204	901,186	778,179
Provision for income taxes	57,997	52,612	155,974	122,577
Net income	$259,659	$216,592	$745,212	$655,602

Earnings per share:
Basic	$3.28	$2.69	$9.36	$8.09
Diluted	$3.27	$2.68	$9.32	$8.05

Weighted average shares outstanding:
Basic	79,116	80,500	79,580	81,001
Diluted	79,500	80,874	79,959	81,481

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2023	2022	2023	2022
Net income	$259,659	$216,592	$745,212	$655,602
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,832)	(10,978)	1,046	(25,724)
Income tax effect	771	1,453	(660)	3,921
Foreign currency translation adjustments, net	(5,061)	(9,525)	386	(21,803)

Pension and other post-retirement adjustments	756	293	(1,338)	7,779
Income tax effect	(72)	(79)	141	(1,193)
Pension and other post-retirement adjustments, net	684	214	(1,197)	6,586
Other comprehensive (loss) income, net of tax	(4,377)	(9,311)	(811)	(15,217)
Comprehensive income	$255,282	$207,281	$744,401	$640,385
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$1,336	$(5,938,116)	$1,515,874	$3,473,192	$(60,211)	$(1,007,925)
Net income				238,728		238,728
Dividends declared ($1.38 per common share)				(111,986)		(111,986)
Dividends paid in shares			44			44
Other comprehensive income (loss), net of tax					2,775	2,775
Common stock issued	2					2
Shares withheld for tax withholding		(43,960)				(43,960)
Compensation payable in common stock			20,988			20,988
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		(30)				(30)
Balance at March 31, 2023	1,338	(5,982,106)	1,536,906	3,599,934	(57,436)	(901,364)
Net income				246,825		246,825
Dividends declared ($1.38 per common share)				(110,383)		(110,383)
Dividends paid in shares			33			33
Other comprehensive income (loss), net of tax					791	791
Common stock issued						—
Shares withheld for tax withholding		(611)				(611)
Compensation payable in common stock			16,426			16,426
Common stock repurchased and held in treasury		(444,655)				(444,655)
Common stock issued to Directors and (held in)/released from treasury		(730)				(730)
Balance at June 30, 2023	1,338	(6,428,102)	1,553,365	3,736,376	(56,645)	(1,193,668)
Net income				259,659		259,659
Dividends declared ($1.38 per common share)				(109,847)		(109,847)
Dividends paid in shares			30			30
Other comprehensive income (loss), net of tax					(4,377)	(4,377)
Common stock issued						—
Shares withheld for tax withholding and exercises		(871)				(871)
Compensation payable in common stock			18,047			18,047
Common stock repurchased and held in treasury		(18,039)				(18,039)
Common stock issued to Directors and (held in)/released from treasury		(30)				(30)
Balance at September 30, 2023	$1,338	$(6,447,042)	$1,571,442	$3,886,188	$(61,022)	$(1,049,096)
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
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
(unaudited)	2023	2022
Cash flows from operating activities
Net income	$745,212	$655,602
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	77,543	67,274
Stock-based compensation expense	55,375	46,432
Depreciation and amortization of property, equipment and leasehold improvements	15,911	20,426
Amortization of right of use assets	17,484	18,555
Loss on impairment of right of use assets, net	—	705
Amortization of debt origination fees	3,791	3,868
Deferred taxes	(30,973)	59,324
Other adjustments	1,199	(3,654)
Changes in assets and liabilities:
Accounts receivable	58,132	127,043
Prepaid income taxes	(17,654)	(77,908)
Prepaid and other assets	1,687	(1,678)
Other non-current assets	(4,837)	32,547
Accounts payable	(5,719)	(8,144)
Income taxes payable	11,425	(52,939)
Accrued compensation and related benefits	(25,599)	(58,042)
Other accrued liabilities	15,118	31,297
Deferred revenue	(43,571)	(66,982)
Long-term operating lease liabilities	(16,027)	(19,492)
Other non-current liabilities	(11,195)	6,105
Other	(226)	(397)
Net cash provided by operating activities	847,076	779,942

Cash flows from investing activities
Capitalized software development costs	(50,080)	(44,425)
Capital expenditures	(18,942)	(8,012)
Other	(389)	24
Net cash used in investing activities	(69,411)	(52,413)

Cash flows from financing activities
Repurchase of common stock held in treasury	(504,161)	(1,327,298)
Payment of dividends	(331,640)	(272,759)
Repayment of borrowings	(6,563)	(5,000)
Proceeds from borrowings, inclusive of premium	—	355,000
Payment of debt issuance costs in connection with debt	—	(2,559)
Payment of contingent consideration	—	(211)
Net cash (used in) provided by financing activities	(842,364)	(1,252,827)

Effect of exchange rate changes	(313)	(29,039)

Net (decrease) increase in cash, cash equivalents and restricted cash	(65,012)	(554,337)
Cash, cash equivalents and restricted cash, beginning of period	993,564	1,421,449
Cash, cash equivalents and restricted cash, end of period	$928,552	$867,112

Supplemental disclosure of cash flow information:
Cash paid for interest	$125,068	$107,162
Cash paid for income taxes, net of refunds received	$197,746	$154,725

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$4,734	$1,926

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$1,453	$3,270
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
Concentrations
For the nine months ended September 30, 2023 and 2022, BlackRock, Inc. (“BlackRock”) accounted for 10.1% and 10.5% of the Company’s consolidated operating revenues, respectively. For the nine months ended September 30, 2023 and 2022, BlackRock accounted for 17.0% and 17.7% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics, ESG and Climate or All Other – Private Assets segments for the nine months ended September 30, 2023 and 2022.
Restricted Cash
Restricted cash primarily relates to security deposits for certain operating leases that are legally restricted and unavailable for our general operations.

Allowance for Credit Losses
Changes in the allowance for credit losses from December 31, 2021 to September 30, 2023 were as follows:

(in thousands)	Amount
Balance as of December 31, 2021	$2,337
Addition (reduction) to credit loss expense	910
Write-offs, net of recoveries	(595)
Balance as of December 31, 2022	$2,652
Addition (reduction) to credit loss expense	1,300
Write-offs, net of recoveries	(922)
Balance as of September 30, 2023	$3,030
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
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months Ended September 30, 2023
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$206,453	$151,269	$71,744	$35,531	$464,997
Asset-based fees	141,066	—	—	—	141,066
Non-recurring	14,603	2,999	1,294	480	19,376
Total	$362,122	$154,268	$73,038	$36,011	$625,439

	For the Nine Months Ended September 30, 2023
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$603,845	$443,276	$207,523	$111,292	$1,365,936
Asset-based fees	412,354	—	—	—	412,354
Non-recurring	47,621	7,943	3,792	1,168	60,524
Total	$1,063,820	$451,219	$211,315	$112,460	$1,838,814

	For the Three Months Ended September 30, 2022
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$185,531	$142,751	$56,353	$35,581	$420,216
Asset-based fees	125,620	—	—	—	125,620
Non-recurring	11,089	2,164	1,242	308	14,803
Total	$322,240	$144,915	$57,595	$35,889	$560,639

	For the Nine Months Ended September 30, 2022
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$539,740	$420,047	$160,962	$106,276	$1,227,025
Asset-based fees	402,889	—	—	—	402,889
Non-recurring	31,319	6,349	3,790	1,018	42,476
Total	$973,948	$426,396	$164,752	$107,294	$1,672,390
The tables that follow present the change in accounts receivable, net of allowances, and current deferred revenue between the dates indicated:

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2022)	$663,236	$882,886
Closing (September 30, 2023)	603,266	837,479
Increase/(decrease)	$(59,970)	$(45,407)

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2021)	$664,511	$824,912
Closing (September 30, 2022)	525,360	735,710
Increase/(decrease)	$(139,151)	$(89,202)
The amounts of revenues recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $171.8 million and $798.0 million for the three and nine months ended September 30, 2023, respectively and $149.4 million and $722.0 million for the three and nine months ended September 30, 2022, respectively. The difference between the opening and closing balances of the Company’s deferred revenue is primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. As of September 30, 2023 and December 31, 2022, the Company carried a long-term deferred revenue balance of $28.0 million and $29.4 million, respectively, in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
September 30,
(in thousands)	2023
First 12-month period	$695,027
Second 12-month period	420,056
Third 12-month period	182,375
Periods thereafter	135,442
Total	$1,432,900
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”).
The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$259,659	$216,592	$745,212	$655,602

Basic weighted average common shares outstanding	79,116	80,500	79,580	81,001
Effect of dilutive securities:
PSUs, RSUs and PSOs	384	374	379	480
Diluted weighted average common shares outstanding	79,500	80,874	79,959	81,481

Earnings per common share:
Basic	$3.28	$2.69	$9.36	$8.09
Diluted	$3.27	$2.68	$9.32	$8.05
5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
Property, equipment and leasehold improvements, net consisted of the following as of the dates indicated:

	As of
	September 30,	December 31,
(in thousands)	2023	2022
Computer & related equipment	$193,113	$181,710
Furniture & fixtures	15,643	14,078
Leasehold improvements	58,019	54,040
Work-in-process	860	2,373
Subtotal	267,635	252,201
Accumulated depreciation and amortization	(209,599)	(198,348)
Property, equipment and leasehold improvements, net	$58,036	$53,853
Depreciation and amortization expense of property, equipment and leasehold improvements was $5.3 million and $7.1 million for the three months ended September 30, 2023 and 2022, respectively.

Depreciation and amortization expense of property, equipment and leasehold improvements was $15.9 million and $20.4 million for the nine months ended September 30, 2023 and 2022, respectively.
6. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2022	$1,201,622	$290,976	$48,047	$689,025	$2,229,670
Foreign exchange translation adjustment	445	—	—	274	719
Goodwill at September 30, 2023	$1,202,067	$290,976	$48,047	$689,299	$2,230,389
The Company completed its annual goodwill impairment test as of July 1, 2023 on its Index, Analytics, ESG and Climate, and Real Assets reporting units, which are also four of the Company’s operating segments, and no impairments were noted. The Company determined that it was not more likely than not that the fair value of its reporting units is less than their respective carrying values. See Note 11, “Segment Information,” for further descriptions of the Company’s operating segments.
Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Amortization expense of acquired intangible assets	$15,748	$15,810	$47,430	$47,562
Amortization expense of internally developed capitalized software	10,974	7,565	30,113	19,712
Total amortization of intangible assets expense	$26,722	$23,375	$77,543	$67,274

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	As of
	September 30,	December 31,
(in thousands)	2023	2022
Gross intangible assets:
Customer relationships	$532,500	$532,500
Proprietary data	220,778	220,778
Acquired technology and software	209,220	209,220
Trademarks	208,190	208,190
Internally developed capitalized software	220,251	165,928
Subtotal	1,390,939	1,336,616
Foreign exchange translation adjustment	(12,478)	(13,214)
Total gross intangible assets	$1,378,461	$1,323,402
Accumulated amortization:
Customer relationships	$(331,275)	$(308,437)
Proprietary data	(56,125)	(41,783)
Acquired technology and software	(182,920)	(179,833)
Trademarks	(169,207)	(162,044)
Internally developed capitalized software	(106,888)	(77,259)
Subtotal	(846,415)	(769,356)
Foreign exchange translation adjustment	4,083	4,471
Total accumulated amortization	$(842,332)	$(764,885)
Net intangible assets:
Customer relationships	$201,225	$224,063
Proprietary data	164,653	178,995
Acquired technology and software	26,300	29,387
Trademarks	38,983	46,146
Internally developed capitalized software	113,363	88,670
Subtotal	544,524	567,260
Foreign exchange translation adjustment	(8,395)	(8,743)
Total net intangible assets	$536,129	$558,517
The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2023 and succeeding years:

Years Ending December 31, (in thousands)	Amortization Expense
Remainder of 2023	$28,555
2024	109,796
2025	84,575
2026	49,965
2027	36,755
Thereafter	226,483
Total	$536,129

7. COMMITMENTS AND CONTINGENCIES
As of September 30, 2023, the Company had outstanding an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) and an aggregate of $341.3 million in senior unsecured tranche A term loans (the “Tranche A Term Loans”) under the term loan A facility (the “TLA Facility”), as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
(in thousands)	Maturity Date	September 30, 2023	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000,000	$993,364	$992,546	$872,670	$876,240
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	895,421	894,925	755,433	751,113
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	991,887	991,067	867,600	833,130
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	594,688	594,195	491,928	500,880
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	693,364	692,862	537,551	542,696
Variable rate Tranche A Term Loans due 2027	February 16, 2027	341,250	340,057	346,352	339,544	346,073
Total debt(1)		$4,541,250	$4,508,781	$4,511,947	$3,864,726	$3,850,132
___________________________
(1)    Includes $8.7 million of current-portion of long-term debt.
Maturities of the Company’s principal debt payments as of September 30, 2023 are as follows:

Maturity of Principal Debt Payments (in thousands)	Amounts
Remainder of 2023	$2,187
2024	10,938
2025	19,687
2026	26,250
2027	282,188
Thereafter	4,200,000
Total debt	$4,541,250
Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Tranche A Term Loans
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
Variable rate Tranche A Term Loans due 2027	Variable	July 11
The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilized the market approach and obtained security pricing from a vendor who used broker quotes and third-party pricing services to determine fair values.
Credit Agreement. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks. On June 9, 2022, the Company, the guarantors party thereto and the lenders and agents party thereto, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), amending and restating in its entirety the Company’s prior revolving credit agreement (the “Prior Revolving Credit Agreement”). The Credit Agreement makes available to the Company an aggregate of $500.0 million of revolving loan commitments, which may be drawn until February 16, 2027, and the TLA Facility. At September 30, 2023, the revolving loan commitments were undrawn. As noted above, at September 30, 2023, the commitments under the TLA Facility were drawn in full, and the resulting Tranche A Term Loans mature on February 16, 2027. The obligations under the Credit Agreement are general unsecured obligations of the Company and the guarantors.

Interest on the Tranche A Term Loans under the TLA Facility accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin and will be due on each Interest Payment Date (as defined in the Credit Agreement). The applicable margin is calculated by reference to the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and ranges between 1.50% to 2.00% for SOFR loans, and 0.50% to 1.00% for Base Rate loans. At September 30, 2023, the interest rate on the TLA Facility was 7.42%.
In connection with the closings of the Senior Notes offerings, entry into the Prior Revolving Credit Agreement and the subsequent amendments thereto and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At September 30, 2023, $34.2 million of the deferred financing fees and premium remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.2 million of which is included in “Other non-current assets” and $32.5 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.
8. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease expenses	$7,278	$7,308	$21,570	$22,439
Variable lease costs	1,022	808	2,843	2,411
Short-term lease costs	108	123	547	333
Sublease income	(1,276)	$(1,251)	$(3,827)	$(3,354)
Total lease costs	$7,132	$6,988	$21,133	$21,829
Maturities of the Company’s operating lease liabilities as of September 30, 2023 are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2023	$6,098
2024	27,182
2025	24,202
2026	22,408
2027	17,691
Thereafter	67,096
Total lease payments	$164,677
Less: Interest	(20,632)
Present value of lease liabilities	$144,045

Other accrued liabilities	$22,104
Long-term operating lease liabilities	$121,941
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	September 30,	December 31,
Lease Term and Discount Rate	2023	2022
Weighted-average remaining lease term (years)	7.30	7.86
Weighted-average discount rate	3.58%	3.40%

Other information related to the Company’s operating leases are as follows:

Other Information	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating cash flows used for operating leases	$22,918	$22,025
Right of use assets obtained in exchange for new operating lease liabilities	$8,896	$14,929
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
Share repurchases made pursuant to the 2022 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of September 30, 2023, there was $845.7 million of available authorization remaining under the 2022 Repurchase Program.
The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Nine months ended (in thousands, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
September 30, 2023	$468.26	980	$458,721
September 30, 2022	$473.26	2,567	$1,214,695
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
The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share data)	Per Share	Declared	Distributed	(Released)/Deferred
2023
Three Months Ended March 31,	$1.38	$111,986	$112,189	$(203)
Three Months Ended June 30,	1.38	110,383	110,147	236
Three Months Ended September 30,	1.38	109,847	109,408	439
Total	$4.14	$332,216	$331,744	$472
2022
Three Months Ended March 31,	$1.04	$87,280	$87,846	$(566)
Three Months Ended June 30,	1.04	84,593	84,189	404
Three Months Ended September 30,	1.25	101,354	100,849	505
Total	$3.33	$273,227	$272,884	$343

Common Stock
The following table presents activity related to shares of common stock issued and repurchased during the nine months ended September 30, 2023:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2022	133,623,005	(53,663,016)	79,959,989
Dividend payable/paid	24	—	24
Common stock issued	181,875	—	181,875
Shares withheld for tax withholding	—	(78,844)	(78,844)
Shares repurchased under stock repurchase programs	—	—	—
Shares issued to directors	58	(58)	—
Balance at March 31, 2023	133,804,962	(53,741,918)	80,063,044
Dividend payable/paid	—	—	—
Common stock issued	2,698	—	2,698
Shares withheld for tax withholding	—	(1,270)	(1,270)
Shares repurchased under stock repurchase programs	—	(941,360)	(941,360)
Shares issued to directors	5,306	(1,515)	3,791
Balance at June 30, 2023	133,812,966	(54,686,063)	79,126,903
Dividend payable/paid	—	—	—
Common stock issued	4,081	—	4,081
Shares withheld for tax withholding	—	(1,623)	(1,623)
Shares repurchased under stock repurchase programs	—	(38,263)	(38,263)
Shares issued to directors	56	(56)	—
Balance at September 30, 2023	133,817,103	(54,726,005)	79,091,098
10. INCOME TAXES
The Company’s provision for income taxes was $156.0 million and $122.6 million for the nine months ended September 30, 2023 and 2022, respectively.
The effective tax rate of 17.3% for the nine months ended September 30, 2023 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $19.8 million, related to $11.4 million of excess tax benefits recognized on share-based compensation vested during the period and $8.4 million related to prior-year items.
The effective tax rate of 15.8% for the nine months ended September 30, 2022 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $28.2 million, primarily related to $28.4 million of excess tax benefits recognized on share-based compensation vested during the period.
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
During the three and nine months ended September 30, 2023, the Company’s unrecognized tax benefits increased $0.4 million and decreased $4.4 million, respectively, principally due to the resolution of prior-year items.

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
As of September 30, 2023, the Burgiss operating segment represents the Company’s equity method investment in Burgiss, a global provider of investment decision support tools for private capital. See Note 12, “Subsequent Events” for additional information on the Company’s acquisition of the remaining interest in Burgiss.
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
The following table presents operating revenues by reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating revenues
Index	$362,122	$322,240	$1,063,820	$973,948
Analytics	154,268	144,915	451,219	426,396
ESG and Climate	73,038	57,595	211,315	164,752
All Other - Private Assets	36,011	35,889	112,460	107,294
Total	$625,439	$560,639	$1,838,814	$1,672,390

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Index Adjusted EBITDA	$277,672	$245,967	$808,424	$737,012
Analytics Adjusted EBITDA	71,781	67,634	197,710	181,484
ESG and Climate Adjusted EBITDA	25,440	15,910	66,114	42,334
All Other - Private Assets Adjusted EBITDA	11,396	11,450	36,076	29,819
Total operating segment profitability	386,289	340,961	1,108,324	990,649
Amortization of intangible assets	26,722	23,375	77,543	67,274
Depreciation and amortization of property, equipment and leasehold improvements	5,252	7,127	15,911	20,426
Acquisition-related integration and transaction costs(1)	1,006	928	1,006	4,059
Operating income	353,309	309,531	1,013,864	898,890
Other expense (income), net	35,653	40,327	112,678	120,711
Provision for income taxes	57,997	52,612	155,974	122,577
Net income	$259,659	$216,592	$745,212	$655,602
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.
Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating revenues
Americas:
United States	$246,089	$233,196	$740,939	$696,284
Other	28,243	24,450	83,353	70,559
Total Americas	274,332	257,646	824,292	766,843

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	105,036	88,681	296,388	264,854
Other	142,826	125,607	420,996	379,695
Total EMEA	247,862	214,288	717,384	644,549

Asia & Australia:
Japan	24,956	21,784	75,258	67,817
Other	78,289	66,921	221,880	193,181
Total Asia & Australia	103,245	88,705	297,138	260,998

Total	$625,439	$560,639	$1,838,814	$1,672,390

Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	September 30,	December 31,
(in thousands)	2023	2022
Long-lived assets
Americas:
United States	$201,309	$179,453
Other	11,974	11,971
Total Americas	213,283	191,424

EMEA:
United Kingdom	18,346	19,674
Other	21,808	23,099
Total EMEA	40,154	42,773

Asia & Australia:
Japan	1,268	652
Other	33,017	32,962
Total Asia & Australia	34,285	33,614

Total	$287,722	$267,811
12. SUBSEQUENT EVENTS
On October 30, 2023, the Board of Directors declared a quarterly cash dividend of $1.38 per share for the three months ending December 31, 2023 (“fourth quarter 2023”). The fourth quarter 2023 dividend is payable on November 30, 2023 to shareholders of record as of the close of trading on November 9, 2023.
On October 2, 2023, the Company acquired the remaining 66.4% interest in Burgiss for $696.8 million in cash. The Company’s existing 33.6% interest had a fair value at acquisition date of $353.2 million which resulted non-taxable gain of approximately $140 million, to be recorded during the three months ending December 31, 2023. The results of Burgiss will be included in the Company’s All Other - Private Assets reportable segment.

The acquisition of Burgiss will provide the Company with comprehensive data and deep expertise in all private assets, enabling investors to evaluate fundamental information, measure and compare performance, understand exposures, manage risk, and conduct robust analytics. The acquisition will also expand the Company’s robust suite of multi-asset class technology solutions with the industry leading Burgiss Caissa Platform, developed exclusively for institutional investors and providing a comprehensive view of the drivers of performance and risk in both public and private investments in total portfolios.

Due to the proximity of the closing date of the acquisition of the remaining interest in Burgiss to the date of this filing, the initial accounting for the business combination is incomplete. As a result, the Company is unable to disclose certain information including the provisional fair value estimates of the identifiable net assets acquired and goodwill at this time.

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
As of September 30, 2023, we served approximately 6,5001 clients in more than 95 countries.
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
For the nine months ended September 30, 2023, our largest client organization by revenue, BlackRock, accounted for 10.1% of our consolidated operating revenues, with 95.4% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs and non-ETFs that are based on our indexes.
1 Represents the aggregate of all related clients under their respective parent entity.

The discussion of our results of operations for the three and nine months ended September 30, 2023 and 2022 are presented below. The results of operations for interim periods may not be indicative of future results.
Recent Developments
Burgiss Acquisition
On October 2, 2023, MSCI acquired the remaining 66.4% interest in Burgiss for $696.8 million in cash. Prior to the acquisition, we held a 33.6% interest in Burgiss and accounted for Burgiss as an equity-method investment. The acquisition of Burgiss will provide MSCI with comprehensive data and deep expertise in all private assets, enabling investors to evaluate fundamental information, measure and compare performance, understand exposures, manage risk, and conduct robust analytics. The acquisition will also expand MSCI’s robust suite of multi-asset class technology solutions with the industry leading Burgiss Caissa Platform, developed exclusively for institutional investors and providing a comprehensive view of the drivers of performance and risk in both public and private investments in total portfolios.
Our existing 33.6% interest had a fair value at acquisition date of $353.2 million which resulted in a pre-tax gain of approximately $140 million, to be recorded during the three months ending December 31, 2023. We used available cash to fund the acquisition of the remaining interest in Burgiss. The results of Burgiss will be included in our All Other - Private Assets reportable segment.
Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product or reportable segment as follows: Index, Analytics, ESG and Climate and All Other – Private Assets, which includes the Real Assets operating segment.
The following table presents operating revenues by type for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Recurring subscriptions	$464,997	$420,216	10.7%	$1,365,936	$1,227,025	11.3%
Asset-based fees	141,066	125,620	12.3%	412,354	402,889	2.3%
Non-recurring	19,376	14,803	30.9%	60,524	42,476	42.5%
Total operating revenues	$625,439	$560,639	11.6%	$1,838,814	$1,672,390	10.0%
Total operating revenues increased 11.6% for the three months ended September 30, 2023. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 10.9%.
Operating revenues from recurring subscriptions increased 10.7% for the three months ended September 30, 2023, primarily driven by strong growth in Index products, which increased $20.9 million, or 11.3%, ESG and Climate products, which increased $15.4 million, or 27.3%, and Analytics products, which increased $8.5 million, or 6.0%. Adjusting for the impact of foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 9.8%.
Operating revenues from asset-based fees increased 12.3% for the three months ended September 30, 2023, mainly driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by a decrease in revenues from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 15.3%, primarily driven by increases in average AUM. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 16.3%, primarily driven by increases in average AUM and average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes decreased by 12.1%, driven by volume decreases.
Total operating revenues increased 10.0% for the nine months ended September 30, 2023. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 10.3%.
Operating revenues from recurring subscriptions increased 11.3% for the nine months ended September 30, 2023, primarily driven by strong growth in Index products, which increased $64.1 million, or 11.9%, ESG and Climate products, which increased

$46.6 million, or 28.9%, and Analytics products, which increased $23.2 million, or 5.5%. Adjusting for the impact of foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 11.7%.
Operating revenues from asset-based fees increased 2.3% for the nine months ended September 30, 2023, mainly driven by growth in revenues from ETFs linked to MSCI equity indexes, partially offset by a decrease in revenues from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 5.0%, primarily driven by increases in average AUM and average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes decreased by 9.3%, driven by volume decreases.
Operating revenues from non-recurring revenues increased 42.5% for the nine months ended September 30, 2023, primarily driven by one-time license fees related to prior periods, as well as non-recurring licensed data products.
The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2022				2023
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
AUM in ETFs linked to MSCI equity indexes(1), (2)	$1,389.3	$1,189.5	$1,081.2	$1,222.9	$1,305.4	$1,372.5	$1,322.8
Sequential Change in Value
Market Appreciation/(Depreciation)	$(89.7)	$(207.3)	$(105.7)	$118.8	$75.1	$48.4	$(56.1)
Cash Inflows	27.4	7.5	(2.6)	22.9	7.4	18.7	6.4
Total Change	$(62.3)	$(199.8)	$(108.3)	$141.7	$82.5	$67.1	$(49.7)
The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2022				2023
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI equity indexes(1), (2)
Quarterly average	$1,392.5	$1,285.4	$1,208.9	$1,182.1	$1,287.5	$1,333.8	$1,376.5
Year-to-date average	$1,392.5	$1,338.9	$1,295.6	$1,267.2	$1,287.5	$1,310.7	$1,332.6
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
The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended September 30, 2023, was up $167.6 billion, or 13.9%. For the nine months ended September 30, 2023, it was up $37.0 billion, or 2.9%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating revenues:
Index
Recurring subscriptions	$206,453	$185,531	11.3%	$603,845	$539,740	11.9%
Asset-based fees	141,066	125,620	12.3%	412,354	402,889	2.3%
Non-recurring	14,603	11,089	31.7%	47,621	31,319	52.1%
Index total	362,122	322,240	12.4%	1,063,820	973,948	9.2%

Analytics
Recurring subscriptions	151,269	142,751	6.0%	443,276	420,047	5.5%
Non-recurring	2,999	2,164	38.6%	7,943	6,349	25.1%
Analytics total	154,268	144,915	6.5%	451,219	426,396	5.8%

ESG and Climate
Recurring subscriptions	71,744	56,353	27.3%	207,523	160,962	28.9%
Non-recurring	1,294	1,242	4.2%	3,792	3,790	0.1%
ESG and Climate total	73,038	57,595	26.8%	211,315	164,752	28.3%

All Other - Private Assets
Recurring subscriptions	35,531	35,581	(0.1%)	111,292	106,276	4.7%
Non-recurring	480	308	55.8%	1,168	1,018	14.7%
All Other - Private Assets total	36,011	35,889	0.3%	112,460	107,294	4.8%
Total operating revenues	$625,439	$560,639	11.6%	$1,838,814	$1,672,390	10.0%
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

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating expenses:
Cost of revenues	$105,311	$98,418	7.0%	$324,024	$301,957	7.3%
Selling and marketing	66,581	65,545	1.6%	201,044	192,671	4.3%
Research and development	31,438	25,941	21.2%	92,901	78,179	18.8%
General and administrative	36,826	30,702	19.9%	113,527	112,993	0.5%
Amortization of intangible assets	26,722	23,375	14.3%	77,543	67,274	15.3%
Depreciation and amortization of property, equipment and leasehold improvements	5,252	7,127	(26.3%)	15,911	20,426	(22.1%)
Total operating expenses	$272,130	$251,108	8.4%	$824,950	$773,500	6.7%
Total operating expenses increased 8.4% for the three months ended September 30, 2023. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 6.4%.
Total operating expenses increased 6.7% for the nine months ended September 30, 2023. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 7.1%.
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
Cost of revenues increased 7.0% for the three months ended September 30, 2023, primarily reflecting increases across the Analytics and Index reportable segments, partially offset by decreases in the All Other – Private Assets reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, incentive compensation and benefits costs.
Cost of revenues increased 7.3% for the nine months ended September 30, 2023, reflecting increases across the Index, Analytics and ESG and Climate reportable segments, partially offset by decreases in the All Other – Private Assets reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation, as well as increases in non-compensation costs, primarily reflecting higher market data and recruiting costs.
Selling and Marketing
Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other departments associated with acquiring new business, including product management, research, technology and sales operations.
Selling and marketing expenses increased 1.6% for the three months ended September 30, 2023, reflecting increases across the Analytics, ESG and Climate and All Other – Private Assets reportable segments, partially offset by decreases in the Index reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation and wages and salaries, partially offset by lower benefits costs.
Selling and marketing expenses increased 4.3% for the nine months ended September 30, 2023, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation costs, partially offset by lower benefits costs, as well as increases in non-compensation costs, primarily reflecting increased marketing costs and travel and entertainment expenses.

Research and Development
R&D expenses consist of costs to develop new or enhanced products and the costs to develop new or enhanced technologies and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support directly associated with these activities.
R&D expenses increased 21.2% for the three months ended September 30, 2023, reflecting increases across the ESG and Climate, Index and All Other - Private Assets reportable segments, partially offset by decreases in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation costs, partially offset by increased capitalization of costs related to internally developed software projects. The change was also driven by increases in non-compensation costs, primarily relating to higher information technology costs.
R&D expenses increased 18.8% for the nine months ended September 30, 2023, reflecting increases across the ESG and Climate, Index and All Other - Private Assets reportable segments, partially offset by decreases in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation costs, partially offset by increased capitalization of costs related to internally developed software projects. The change was also driven by increases in non-compensation costs, primarily relating to higher information technology costs.
General and Administrative
G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.
G&A expenses increased 19.9% for the three months ended September 30, 2023, reflecting increases across the Index, ESG and Climate and Analytics reportable segments, partially offset by decreases in the All Other - Private Assets reportable segment. The change was driven by increases in compensation and benefits costs primarily related to higher incentive compensation and wages and salaries. The change was also driven by higher non-compensation costs, primarily relating to higher non-income tax expenses due to the absence of favorable settlements reached in the prior period, partially offset by a decrease in professional fees.
G&A expenses increased 0.5% for the nine months ended September 30, 2023, primarily reflecting increases across the ESG and Climate and Index reportable segments, partially offset by decreases in the All Other - Private Assets reportable segment. The change was primarily driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation and wages and salaries. The change was offset by the absence of non-recurring transaction and integration costs related to the September 2021 acquisition of Real Capital Analytics, Inc. (“RCA”).
The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Compensation and benefits	$171,815	$155,447	10.5%	$527,566	$489,527	7.8%
Non-compensation expenses	68,341	65,159	4.9%	203,930	196,273	3.9%
Amortization of intangible assets	26,722	23,375	14.3%	77,543	67,274	15.3%
Depreciation and amortization of property, equipment and leasehold improvements	5,252	7,127	(26.3%)	15,911	20,426	(22.1%)
Total operating expenses	$272,130	$251,108	8.4%	$824,950	$773,500	6.7%
Compensation and Benefits
A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate, incentive compensation would be expected to decrease accordingly.
We had 5,005 employees as of September 30, 2023, compared to 4,767 employees as of September 30, 2022, reflecting a 5.0% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of September 30, 2023, 66.5% of our employees were located in emerging market centers compared to 65.0% as of September 30, 2022.

Compensation and benefits costs increased 10.5% and 7.8%, for the three and nine months ended September 30, 2023, respectively, driven by an increase in wages and salaries and incentive compensation costs, partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, compensation and benefits costs would have increased by 7.9% and 8.5%, respectively, for the three and nine months ended September 30, 2023.
Non-Compensation Expenses
Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates.
Non-compensation expenses increased 4.9% for the three months ended September 30, 2023, primarily driven by higher non-income tax expenses due to the absence of favorable settlements reached in the prior period and higher information technology costs and market data costs, partially offset by a decrease in professional fees.
Non-compensation expenses increased 3.9% for the nine months ended September 30, 2023, primarily driven by higher information technology costs, market data costs, non-income tax expenses due to the absence of favorable settlements reached in the prior period, and marketing costs, partially offset by lower professional fees and by the absence of non-recurring transaction and integration costs related to the September 2021 acquisition of RCA.
Amortization of Intangible Assets
Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and capitalization of internally developed software projects recognized over their estimated useful lives.
Amortization of intangible assets expense increased 14.3% and 15.3% for the three and nine months ended September 30, 2023, respectively, primarily driven by higher amortization of internal use software.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of computer and related equipment, leasehold improvements, software and furniture and fixtures over the estimated useful life of the assets.
Depreciation and amortization of property, equipment and leasehold improvements decreased 26.3% and 22.1% for the three and nine months ended September 30, 2023, respectively, primarily driven by lower depreciation on computer and related equipment.
Total Other Expense (Income), Net
The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Interest income	$(10,314)	$(3,938)	161.9%	$(31,079)	$(5,160)	502.3%
Interest expense	46,902	44,162	6.2%	139,725	125,961	10.9%
Other expense (income)	(935)	103	(1007.8%)	4,032	(90)	(4580.0%)
Total other expense (income), net	$35,653	$40,327	(11.6%)	$112,678	$120,711	(6.7%)
Total other expense (income), net decreased 11.6% for the three months ended September 30, 2023, primarily driven by higher interest income, reflecting higher yields, and the impact of favorable foreign currency exchange rate fluctuations, partially offset by higher interest expense due to higher interest rates.
Total other expense (income), net decreased 6.7% for the nine months ended September 30, 2023, primarily driven by higher interest income, reflecting higher yields and cash balances, partially offset by higher interest expense, due to higher debt levels and interest rates, and the impact of unfavorable foreign currency exchange rate fluctuations.

Income Taxes
The following table shows our income tax provision and effective tax rate for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Provision for income taxes	$57,997	$52,612	10.2%	$155,974	$122,577	27.2%
Effective tax rate	18.3%	19.5%	(6.2)%	17.3%	15.8%	9.5%
The effective tax rate of 18.3% for the three months ended September 30, 2023 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $3.4 million, primarily related to $3.2 million of prior-year items.
The effective tax rate of 19.5% for the three months ended September 30, 2022 reflects the Company’s estimate of the effective tax rate for the period. The level of discrete items was not impactful to the effective tax rate for the period.
The effective tax rate of 17.3% for the nine months ended September 30, 2023 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $19.8 million, related to $11.4 million of excess tax benefits recognized on share-based compensation vested during the period and $8.4 million related to prior-year items.
The effective tax rate of 15.8% for the nine months ended September 30, 2022 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $28.2 million, primarily related to $28.4 million of excess tax benefits recognized on share-based compensation vested during the period.
Net Income
The following table shows our net income for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Net income	$259,659	$216,592	19.9%	$745,212	$655,602	13.7%
As a result of the factors described above, net income increased 19.9% for the three months ended September 30, 2023, and increased 13.7% for the nine months ended September 30, 2023.
Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Weighted average shares outstanding:
Basic	79,116	80,500	(1.7%)	79,580	81,001	(1.8%)
Diluted	79,500	80,874	(1.7%)	79,959	81,481	(1.9%)

The following table shows our common shares outstanding for the periods indicated:

	As of		% Change
(in thousands)	September 30, 2023	December 31, 2022
Common shares outstanding	79,091	79,960	(1.1%)
The decrease in weighted average shares and common shares outstanding for the three and nine months ended September 30, 2023 primarily reflects the impact of share repurchases made pursuant to the Company’s stock repurchase program.

Adjusted EBITDA
“Adjusted EBITDA,” a non-GAAP measure used by management to assess operating performance, is defined as net income before (1) provision for income taxes, (2) other expense (income), net, (3) depreciation and amortization of property, equipment and leasehold improvements, (4) amortization of intangible assets and, at times, (5) certain other transactions or adjustments, including, when applicable, certain acquisition-related integration and transaction costs.
“Adjusted EBITDA expenses,” a non-GAAP measure used by management to assess operating performance, is defined as operating expenses less depreciation and amortization of property, equipment and leasehold improvements and amortization of intangible assets and, at times, certain other transactions or adjustments, including, when applicable, certain acquisition-related integration and transaction costs.
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
The following table presents non-GAAP Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating revenues	$625,439	$560,639	11.6%	$1,838,814	$1,672,390	10.0%
Adjusted EBITDA expenses	239,150	219,678	8.9%	730,490	681,741	7.2%
Adjusted EBITDA	$386,289	$340,961	13.3%	$1,108,324	$990,649	11.9%
Operating margin %	56.5%	55.2%		55.1%	53.7%
Adjusted EBITDA margin %	61.8%	60.8%		60.3%	59.2%
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

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Net income	$259,659	$216,592	19.9%	$745,212	$655,602	13.7%
Provision for income taxes	57,997	52,612	10.2%	155,974	122,577	27.2%
Other expense (income), net	35,653	40,327	(11.6%)	112,678	120,711	(6.7%)
Operating income	353,309	309,531	14.1%	1,013,864	898,890	12.8%
Amortization of intangible assets	26,722	23,375	14.3%	77,543	67,274	15.3%
Depreciation and amortization of property, equipment and leasehold improvements	5,252	7,127	(26.3%)	15,911	20,426	(22.1%)
Acquisition-related integration and transaction costs (1)	1,006	928	8.4%	1,006	4,059	(75.2%)
Consolidated Adjusted EBITDA	$386,289	$340,961	13.3%	$1,108,324	$990,649	11.9%

Index Adjusted EBITDA	277,672	245,967	12.9%	808,424	737,012	9.7%
Analytics Adjusted EBITDA	71,781	67,634	6.1%	197,710	181,484	8.9%
ESG and Climate Adjusted EBITDA	25,440	15,910	59.9%	66,114	42,334	56.2%
All Other - Private Assets Adjusted EBITDA	11,396	11,450	(0.5%)	36,076	29,819	21.0%
Consolidated Adjusted EBITDA	$386,289	$340,961	13.3%	$1,108,324	$990,649	11.9%
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.
The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Total operating expenses	$272,130	$251,108	8.4%	$824,950	$773,500	6.7%
Amortization of intangible assets	26,722	23,375	14.3%	77,543	67,274	15.3%
Depreciation and amortization of property, equipment and leasehold improvements	5,252	7,127	(26.3%)	15,911	20,426	(22.1%)
Acquisition-related integration and transaction costs (1)	1,006	928	8.4%	1,006	4,059	(75.2%)
Consolidated Adjusted EBITDA expenses	$239,150	$219,678	8.9%	$730,490	$681,741	7.2%

Index Adjusted EBITDA expenses	84,450	76,273	10.7%	255,396	236,936	7.8%
Analytics Adjusted EBITDA expenses	82,487	77,281	6.7%	253,509	244,912	3.5%
ESG and Climate Adjusted EBITDA expenses	47,598	41,685	14.2%	145,201	122,418	18.6%
All Other - Private Assets Adjusted EBITDA expenses	24,615	24,439	0.7%	76,384	77,475	(1.4%)
Consolidated Adjusted EBITDA expenses	$239,150	$219,678	8.9%	$730,490	$681,741	7.2%
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.
The discussion of the segment results is presented below.

Segment Results
Index Segment
The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating revenues:
Recurring subscriptions	$206,453	$185,531	11.3%	$603,845	$539,740	11.9%
Asset-based fees	141,066	125,620	12.3%	412,354	402,889	2.3%
Non-recurring	14,603	11,089	31.7%	47,621	31,319	52.1%
Operating revenues total	362,122	322,240	12.4%	1,063,820	973,948	9.2%
Adjusted EBITDA expenses	84,450	76,273	10.7%	255,396	236,936	7.8%
Adjusted EBITDA	$277,672	$245,967	12.9%	$808,424	$737,012	9.7%
Adjusted EBITDA margin %	76.7%	76.3%		76.0%	75.7%
Index operating revenues increased 12.4% for the three months ended September 30, 2023, primarily driven by strong growth from both recurring subscriptions and asset-based fees. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 12.5%.
Operating revenues from recurring subscriptions increased 11.3% for the three months ended September 30, 2023, primarily driven by strong growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 12.3% for the three months ended September 30, 2023, mainly driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by a decrease in revenues from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 15.3%, primarily driven by an increase in average AUM. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 16.3%, primarily driven by increases in average AUM and average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes decreased by 12.1%, driven by volume decreases.
Index segment Adjusted EBITDA expenses increased 10.7% for the three months ended September 30, 2023, primarily driven by higher compensation expenses across all expense categories. The increase reflects higher incentive compensation and wages and salaries. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 8.4%.
Index operating revenues increased 9.2% for the nine months ended September 30, 2023, primarily driven by strong growth from both recurring subscriptions and non-recurring revenues. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 9.4%.
Operating revenues from recurring subscriptions increased 11.9% for the nine months ended September 30, 2023, primarily driven by strong growth from both market cap-weighted and factor, ESG and climate Index products.
Operating revenues from asset-based fees increased 2.3% for the nine months ended September 30, 2023, mainly driven by growth in revenues from ETFs linked to MSCI equity indexes, partially offset by a decrease in revenues from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 5.0%, primarily driven by increases in average AUM and average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes decreased by 9.3%, driven by volume decreases.
Operating revenues from non-recurring revenues increased 52.1% for the nine months ended September 30, 2023, primarily driven by one-time license fees related to prior periods, as well as non-recurring licensed data products.
Index segment Adjusted EBITDA expenses increased 7.8% for the nine months ended September 30, 2023, driven by higher compensation and non-compensation expenses across all expense categories. The increase reflects higher wages and salaries and incentive compensation costs, partially offset by lower benefits costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 8.2%.

Analytics Segment
The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating revenues:
Recurring subscriptions	$151,269	$142,751	6.0%	$443,276	$420,047	5.5%
Non-recurring	2,999	2,164	38.6%	7,943	6,349	25.1%
Operating revenues total	154,268	144,915	6.5%	451,219	426,396	5.8%
Adjusted EBITDA expenses	82,487	77,281	6.7%	253,509	244,912	3.5%
Adjusted EBITDA	$71,781	$67,634	6.1%	$197,710	$181,484	8.9%
Adjusted EBITDA margin %	46.5%	46.7%		43.8%	42.6%
Analytics operating revenues increased 6.5% for the three months ended September 30, 2023, primarily driven by growth from recurring subscriptions related to both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 6.6%.
Analytics segment Adjusted EBITDA expenses increased 6.7% for the three months ended September 30, 2023, primarily driven by higher compensation expenses across the cost of revenues, G&A and selling and marketing expense activity categories, partially offset by lower compensation expenses in the R&D expense activity category. The increase reflects higher incentive compensation and wages and salaries. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 4.7%.
Analytics operating revenues increased 5.8% for the nine months ended September 30, 2023, primarily driven by growth from recurring subscriptions related to both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 6.2%.
Analytics segment Adjusted EBITDA expenses increased 3.5% for the nine months ended September 30, 2023, primarily driven by higher compensation expenses across the cost of revenues, selling and marketing and G&A expense activity categories, partially offset by lower compensation expenses in the R&D expense activity category. The increase reflects higher incentive compensation and wages and salaries. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 3.8%.
ESG and Climate Segment
The following table presents the results for the ESG and Climate segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating revenues:
Recurring subscriptions	$71,744	$56,353	27.3%	$207,523	$160,962	28.9%
Non-recurring	1,294	1,242	4.2%	3,792	3,790	0.1%
Operating revenues total	73,038	57,595	26.8%	211,315	164,752	28.3%
Adjusted EBITDA expenses	47,598	41,685	14.2%	145,201	122,418	18.6%
Adjusted EBITDA	$25,440	$15,910	59.9%	$66,114	$42,334	56.2%
Adjusted EBITDA margin %	34.8%	27.6%		31.3%	25.7%
ESG and Climate operating revenues increased 26.8% for the three months ended September 30, 2023, primarily driven by strong growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 20.3%.
ESG and Climate segment Adjusted EBITDA expenses increased 14.2% for the three months ended September 30, 2023, primarily driven by higher compensation expenses across all expense activity categories. The increase reflects higher wages and salaries and incentive compensation. The increase was partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 12.1%.
ESG and Climate operating revenues increased 28.3% for the nine months ended September 30, 2023, primarily driven by strong growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 28.8%.
ESG and Climate segment Adjusted EBITDA expenses increased 18.6% for the nine months ended September 30, 2023, primarily driven by higher compensation and non-compensation expenses across all expense activity categories. The increase reflects higher wages and salaries, incentive compensation, benefits and information technology costs. The increase was partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 19.5%.
All Other – Private Assets Segment
The following table presents the results for the All Other – Private Assets segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2023	2022		2023	2022
Operating revenues:
Recurring subscriptions	$35,531	$35,581	(0.1%)	$111,292	$106,276	4.7%
Non-recurring	480	308	55.8%	1,168	1,018	14.7%
Operating revenues total	36,011	35,889	0.3%	112,460	107,294	4.8%
Adjusted EBITDA expenses	24,615	24,439	0.7%	76,384	77,475	(1.4%)
Adjusted EBITDA	$11,396	$11,450	(0.5%)	$36,076	$29,819	21.0%
Adjusted EBITDA margin %	31.6%	31.9%		32.1%	27.8%
All Other – Private Assets operating revenues increased 0.3% for the three months ended September 30, 2023, primarily driven by growth from recurring subscriptions related to Index Intel, Property Intel and Climate Insights products, as well as favorable foreign currency exchange rate fluctuations, offset by a one-time revenue catch-up in the prior period. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have decreased 1.3%.
All Other – Private Assets segment Adjusted EBITDA expenses were relatively flat across expense activity categories for the three months ended September 30, 2023. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets segment Adjusted EBITDA expenses would have decreased 1.1%.
All Other – Private Assets operating revenues increased 4.8% for the nine months ended September 30, 2023, primarily driven by growth from recurring subscriptions related to Index Intel, Property Intel and Climate Insights products, partially offset by a one-time revenue catch-up in the prior period and unfavorable foreign currency exchange rate fluctuations. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 6.2%.
All Other – Private Assets segment Adjusted EBITDA expenses decreased 1.4% for the nine months ended September 30, 2023, primarily driven by lower compensation expenses across the cost of revenues and G&A expense activity categories, partially offset by higher compensation expenses in the R&D expense activity category. The decrease reflects higher capitalization of expenses related to internally developed software projects and lower incentive compensation and wages and salaries. Non-compensation expenses increased, mainly driven by higher expenses in the R&D expense activity category, partially offset by lower expenses in the G&A expense activity category. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets segment Adjusted EBITDA expenses would have decreased 0.1%.

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
•fluctuations in foreign currency exchange rates; and
•the impact of acquisitions and divestitures.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the periods indicated:

	As of		% Change
(in thousands)	September 30, 2023	September 30, 2022
Index:
Recurring subscriptions	$835,334	$750,818	11.3%
Asset-based fees	545,548	479,399	13.8%
Index total	1,380,882	1,230,217	12.2%

Analytics	639,462	597,752	7.0%

ESG and Climate	297,297	237,930	25.0%

All Other - Private Assets	150,749	137,401	9.7%

Total Run Rate	$2,468,390	$2,203,300	12.0%

Recurring subscriptions total	$1,922,842	$1,723,901	11.5%
Asset-based fees	545,548	479,399	13.8%
Total Run Rate	$2,468,390	$2,203,300	12.0%
Total Run Rate increased 12.0%, driven by an 11.5% increase from recurring subscriptions and a 13.8% increase from asset-based fees. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 10.7%.
Run Rate from Index recurring subscriptions increased 11.3%, primarily driven by growth from market cap-weighted products and custom Index products and special packages. The increase reflected growth across all regions and client segments.
Run Rate from Index asset-based fees increased 13.8%, driven by higher AUM in ETFs linked to MSCI equity indexes.
Run Rate from Analytics products increased 7.0%, primarily driven by growth in Multi-Asset Class and Equity Analytics products, and reflected growth across all regions. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 6.2%.
Run Rate from ESG and Climate products increased 25.0%, driven by strong growth in Ratings, Climate and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 21.9%.
Run Rate from All Other - Private Assets increased 9.7%, primarily driven by growth in Index Intel, RCA and Performance Insights products, and reflected growth across all regions. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets Run Rate would have increased 7.5%.
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
The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended		% Change	Nine Months Ended		% Change
(in thousands)	September 30, 2023	September 30, 2022		September 30, 2023	September 30, 2022
New recurring subscription sales
Index	$23,978	$24,130	(0.6%)	$80,156	$74,493	7.6%
Analytics	18,787	17,568	6.9%	50,751	50,391	0.7%
ESG and Climate	12,124	14,270	(15.0%)	38,497	55,617	(30.8%)
All Other - Private Assets	4,788	5,218	(8.2%)	14,746	16,490	(10.6%)
New recurring subscription sales total	59,677	61,186	(2.5%)	184,150	196,991	(6.5%)

Subscription cancellations
Index	(7,402)	(5,388)	37.4%	(22,617)	(18,468)	22.5%
Analytics	(7,543)	(6,029)	25.1%	(24,094)	(22,523)	7.0%
ESG and Climate	(2,639)	(1,303)	102.5%	(7,331)	(3,315)	121.1%
All Other - Private Assets	(3,153)	(1,744)	80.8%	(8,634)	(5,080)	70.0%
Subscription cancellations total	(20,737)	(14,464)	43.4%	(62,676)	(49,386)	26.9%

Net new recurring subscription sales
Index	16,576	18,742	(11.6%)	57,539	56,025	2.7%
Analytics	11,244	11,539	(2.6%)	26,657	27,868	(4.3%)
ESG and Climate	9,485	12,967	(26.9%)	31,166	52,302	(40.4%)
All Other - Private Assets	1,635	3,474	(52.9%)	6,112	11,410	(46.4%)
Net new recurring subscription sales total	38,940	46,722	(16.7%)	121,474	147,605	(17.7%)

Non-recurring sales
Index	14,679	13,375	9.7%	54,365	41,357	31.5%
Analytics	3,206	2,505	28.0%	8,734	8,412	3.8%
ESG and Climate	1,532	1,375	11.4%	4,066	3,553	14.4%
All Other - Private Assets	262	83	215.7%	1,069	690	54.9%
Non-recurring sales total	19,679	17,338	13.5%	68,234	54,012	26.3%

Gross sales
Index	$38,657	$37,505	3.1%	$134,521	$115,850	16.1%
Analytics	21,993	20,073	9.6%	59,485	58,803	1.2%
ESG and Climate	13,656	15,645	(12.7%)	42,563	59,170	(28.1%)
All Other - Private Assets	5,050	5,301	(4.7%)	15,815	17,180	(7.9%)
Total gross sales	$79,356	$78,524	1.1%	$252,384	$251,003	0.6%

Net sales
Index	$31,255	$32,117	(2.7%)	$111,904	$97,382	14.9%
Analytics	14,450	14,044	2.9%	35,391	36,280	(2.5%)
ESG and Climate	11,017	14,342	(23.2%)	35,232	55,855	(36.9%)
All Other - Private Assets	1,897	3,557	(46.7%)	7,181	12,100	(40.7%)
Total net sales	$58,619	$64,060	(8.5%)	$189,708	$201,617	(5.9%)
A significant portion of MSCI's operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.

Retention Rate
The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Index	96.2%	96.9%	96.1%	96.5%
Analytics	95.1%	95.9%	94.8%	94.9%
ESG and Climate	96.0%	97.4%	96.3%	97.8%
All Other - Private Assets	91.3%	94.8%	92.1%	95.0%

Total	95.4%	96.4%	95.4%	95.9%
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
Liquidity and Capital Resources
We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, existing cash and cash equivalents and credit capacity under our existing credit facility. In addition, we believe we have access to additional funding in the public and private markets. We intend to use these sources of liquidity to, among other things, service our existing and future debt obligations, fund our working capital requirements for capital expenditures, investments, acquisitions and dividend payments, and make repurchases of our common stock. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities, including our acquisition of Burgiss on October 2, 2023. The Company used available cash to fund the acquisition of the remaining interest in Burgiss. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

Senior Notes and Credit Agreement
As of September 30, 2023, we had an aggregate of $4,200.0 million in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of September 30, 2023: (i) an aggregate of $341.3 million in Tranche A Term Loans outstanding under the TLA Facility and (ii) $500 million of undrawn borrowing capacity under the revolving credit facility. See Note 7, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and revolving credit facility.
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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for two fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 4.00:1.00. As of September 30, 2023, our Consolidated Leverage Ratio was 2.77:1.00 and our Consolidated Interest Coverage Ratio was 8.46:1.00.
Our non-guarantor subsidiaries under the Senior Notes and the Credit Agreement consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $1,498.8 million, or 62.1%, of our total revenue for the trailing 12 months ended September 30, 2023, approximately $656.6 million, or 49.6%, of our consolidated operating income for the trailing 12 months ended September 30, 2023, and approximately $853.5 million, or 17.5%, of our consolidated total assets (excluding intercompany assets) and $848.9 million, or 14.4%, of our consolidated total liabilities, in each case as of September 30, 2023.
Share Repurchases
The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Nine months ended (in thousands except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
September 30, 2023	$468.26	980	$458,721
September 30, 2022	$473.26	2,567	$1,214,695
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

As of September 30, 2023, there was $845.7 million of available authorization remaining under the 2022 Repurchase Program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On October 30, 2023, the Board of Directors declared a quarterly cash dividend of $1.38 per share for the three months ending December 31, 2023. The fourth quarter 2023 dividend is payable on November 30, 2023 to shareholders of record as of the close of trading on November 9, 2023.
Cash Flows
The following table presents the Company’s cash and cash equivalents, including restricted cash, as of the dates indicated:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents (includes restricted cash of $3,839 and $368 at September 30, 2023 and December 31, 2022, respectively)	$928,552	$993,564
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of September 30, 2023 and December 31, 2022, $181.8 million and $344.5 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
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
Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$847,076	$779,942
Net cash (used in) investing activities	(69,411)	(52,413)
Net cash (used in) provided by financing activities	(842,364)	(1,252,827)
Effect of exchange rate changes	(313)	(29,039)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(65,012)	$(554,337)
Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by higher cash collections from customers, partially offset by higher income tax payments.
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
Cash Flows From Financing Activities
The year-over-year change was primarily driven by lower share repurchases, partially offset by the absence of proceeds from borrowings and by higher dividend payments..
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2023 and 2022, 17.0% and 15.8%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 17.0% of non-U.S. dollar exposure for the nine months ended September 30, 2023, 41.7% was in Euros, 32.5% was in British pounds sterling and 17.6% was in Japanese yen. Of the 15.8% of non-U.S. dollar exposure for the nine months ended September 30, 2022, 40.8% was in Euros, 30.2% was in British pounds sterling and 19.2% was in Japanese yen.
Revenues from asset-based fees represented 22.4% and 24.1% of operating revenues for the nine months ended September 30, 2023 and 2022, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 43.4% and 42.9% of our operating expenses for the nine months ended September 30, 2023 and 2022, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Mexican pesos and Swiss francs.
We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $2.9 million and gains of $2.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2023, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
There were no unregistered sales of equity securities during the three months ended September 30, 2023.
The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended September 30, 2023.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2023 - July 31, 2023	39,178	$468.65	38,263	$845,668,000
August 1, 2023 - August 31, 2023	487	$544.39	—	$845,668,000
September 1, 2023 - September 30, 2023	277	$535.25	—	$845,668,000
Total	39,942	$470.04	38,263	$845,668,000
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
Item 5.    Other Information
During the three months ended September 30, 2023, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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
Dated: October 31, 2023

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)