Form 10-K
period 2023-12-31
MSCI Inc.
filed 2024-02-09
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on June 30, 2023) was $35,984,916,924. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
As of February 2, 2024, there were 79,091,212 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
Documents incorporated by reference: Portions of the registrant’s proxy statement for its 2024 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2023, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023
Except as the context otherwise indicates, the terms “MSCI,” the “Company,” “we,” “our” and “us” refer to MSCI Inc. together with its subsidiaries.
This Annual Report on Form 10-K contains trademarks, service marks and trade names owned by us, as well as those owned by others. MSCI, Barra, RiskMetrics, Real Capital Analytics and other MSCI brands and product names are the trademarks, service marks or registered trademarks of MSCI, its subsidiaries or licensors in the United States and other jurisdictions.

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
Our products and services include indexes; portfolio construction and risk management tools; environmental, social and governance (“ESG”) and climate solutions; and private asset data and analysis. We are increasingly focused on open and flexible technology, and our content and capabilities can be accessed by our clients through multiple channels and platforms.
We aim to anticipate the needs of the investment industry with our client-centric focus and our deep understanding of our clients’ needs, challenges and goals. We are focused on product innovation and data collection to address the evolving needs of an increasingly complex industry. In order to most effectively serve our clients, we are committed to advancing an integrated approach to our offerings, achieving service excellence, enhancing our differentiated research and content, and delivering our solutions via flexible, cutting-edge technology.
Clients
Our clients comprise a wide spectrum of the global investment industry and include the following key client types:
•Asset owners (including pension funds, endowments, foundations, central banks, sovereign wealth funds, family offices and insurance companies)
•Asset managers (including managers of institutional funds and accounts, mutual funds, hedge funds, ETFs, insurance products, private banking products and real estate investment trusts)
•Financial intermediaries (including banks, broker-dealers, exchanges, custodians, trust companies, fund administrators and investment consultants)
•Wealth managers (including large wealth management organizations, robo-advisors and self-directed brokerages)
•Real Estate Professionals (including real estate brokers, agents, developers, lenders and appraisers)
•Corporates (including public and private companies and their advisors)
As of December 31, 2023 we served approximately 7,000 clients1 in more than 95 countries. For the year ended December 31, 2023, our largest client organization by revenue, BlackRock, accounted for 9.8% of our consolidated operating revenues, with 95.4% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs and non-ETF products that are based on our indexes.
Industry Trends and Competitive Advantages
We believe we are uniquely positioned to benefit from emerging trends and to help our clients adapt to a large and rapidly expanding and evolving investment industry. Investing has grown in complexity, with more choices across asset classes, security types and geographies, and more consideration of a wider array of risks and opportunities, including those related to sustainable investing. In addition, the construction and management of investment portfolios are becoming increasingly outcome-oriented, rules-based and
1 Reflects the aggregation of all related client entities under their respective parent client entity. At acquisition, we align an acquired Company’s client count to our methodology. As of December 31, 2023, recent acquisitions brought approximately 1,000 clients of which approximately 600 clients were not previous clients of MSCI.

technology-driven. As a result, the investment process is transforming, which is reflected in several trends we have observed, including:
•Changing client operating models and business strategies, driven in part by fee compression, changing demographics, the regulatory environment and shifting economic outlooks;
•Use of global, multi-asset-class and other complex investment strategies, including strategies incorporating private asset investments and factor objectives, as investors seek specific and unique outcomes;
•The need for high-quality data, insightful models and timely research during times of volatility and high uncertainty;
•Integration of ESG and climate considerations into investment processes, reporting and products, as investors focus on companies with strong sustainability practices as an indicator of long-term resilience;
•Growth of indexed investing through indexed investment products such as ETFs, mutual/UCITS funds and annuities, as well as indexed derivatives such as futures, options, structured products and over-the-counter swaps, and other vehicles that seek to track an index, as investors seek lower-cost investment strategies or seek to incorporate complex investment strategies across geographies, sectors, factors, trends and other considerations;
•Allocation of capital to private assets and desire for greater transparency into the performance of private assets;
•Interest in high-quality data and greater disclosure, leading to increased demand for streamlined reporting solutions;
•Demand for data and tools that clients can integrate to support customized portfolio construction and highly specialized preferences and objectives; and
•Use of advanced technologies to enhance investment analytics, collect and evaluate data, improve client experiences, streamline operations, create efficiencies and gain competitive advantages.
We believe the following competitive advantages position us well to meet client demands in light of these trends:
•Differentiated research-enhanced content provides our clients with insights to better understand and adapt to a complex and fast-changing marketplace. We are continually developing a wide range of differentiated content and have amassed an extensive database of historical global market data; proprietary equity index data; ESG and climate data and metrics; factor models; private asset performance, transaction and benchmark data, including fund- and asset-level data; and risk algorithms, all of which can be critical components of our clients’ investment processes. This content is grounded in our deep knowledge of the global investment process and fueled by experienced research and product development and data management teams.
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
•Strong product innovation, supported by flexible, scalable, cutting-edge technology developed by our global team of sophisticated technology and data professionals, enables clients to use MSCI, third-party and their own content efficiently and cost-effectively. Our commitment to open and flexible technology allows us to process data more efficiently for distribution and deliver advanced platform flexibility for easy integration into our clients’ workflows. We are also partnering with global technology companies to accelerate the development of generative artificial intelligence (“AI”) solutions for the investment industry to help clients build better portfolios with deeper, data-driven insights.
Strategy
We provide critical tools and solutions that enable investors to manage the transformations taking place in the investment industry, better understand the drivers of performance and risk, and build portfolios more effectively and efficiently to achieve their investment objectives. We are focused on the following key initiatives to deliver actionable and integrated client solutions:
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
•Lead the enablement of ESG and climate investment integration by delivering the data, information and applications necessary to identify, assess and incorporate material ESG and climate risks and opportunities. MSCI’s research, tools and solutions will aim to provide the transparency our clients need to better integrate ESG and climate risks and opportunities into their investment processes. Our ESG ratings and climate data and research are also utilized in our index, analytics and private asset tools and solutions – from ESG and climate indexes to incorporation of ESG and climate data in risk analysis to climate and emissions assessments specific to real estate assets and private equity portfolios. We are focused on being an influential thought leader on these considerations for the investment industry.
•Enhance distribution and content-enabling technology. We are deploying and developing advanced technology to drive integration and efficiencies, accelerate the pace of innovation and enhance distribution and the client experience. We increasingly utilize proprietary and third-party technologies, including AI, to enhance our ability to gather and analyze data, create content and automate and enhance the efficiency of many of our data processes. Our open-architecture Investment Solutions as a Service (“ISaaS”) offerings include MSCI ONE, an integrated platform that provides access to investment content across a number of our products and solutions. These offerings help us deliver MSCI content and solutions to our clients at scale.
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
•Strengthen client relationships and grow into strategic partnerships with clients. We aim to be a strategic partner to members of the investment community by anticipating their needs, promoting the full breadth of our tools, data and solutions, and building a seamless experience across our offerings. The depth of knowledge of our client coverage team, including dedicated account managers, ensures that we are engaging with our clients in a holistic and integrated manner. In particular, we are leveraging our existing offerings to serve new and developing client use cases. Through innovation, we aim to enhance the effectiveness and ease of use of our products as we further demonstrate the value of our content, applications and services.
•Execute strategic relationships and acquisitions with complementary data, content and technology companies. We regularly evaluate and selectively pursue strategic relationships with, and acquisitions of, providers of unique and differentiated data, content, products and technologies that we believe have the potential to complement, enhance or expand our offerings and client base. In order to drive value, we target acquisitions and strategic relationships that can be efficiently integrated into our existing operational structure and global sales network. For example, we recently completed the acquisition of The Burgiss Group, LLC (“Burgiss”), a global provider of investment decision support tools relating to private capital. The acquisition provides us with comprehensive data and deep expertise in private assets, enabling investors to evaluate fundamental information, measure and compare performance, understand exposures, manage risk and conduct robust analytics.
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
Segments
For the year ended December 31, 2023, we had the following five operating segments: Index, Analytics, ESG and Climate, Real Assets and Private Capital Solutions, which are presented as the following four reportable segments: Index, Analytics, ESG and Climate, and All Other – Private Assets. For reporting purposes, the Real Assets and Private Capital Solutions operating segments are combined and presented as All Other – Private Assets, as they did not meet the thresholds for separate presentation. On October 2, 2023, the Company acquired the remaining 66.4% interest in Burgiss. During the year ended December 31, 2023, we renamed the Burgiss operating segment to Private Capital Solutions. Prior to the acquisition, the Private Capital Solutions operating segment represented the Company’s 33.6% equity method investment in Burgiss. Following the acquisition, Burgiss’ consolidated results are included in the Private Capital Solutions operating segment. See Note 5, “Acquisitions,” and Note 13, “Segment Information” of the Notes to the Consolidated Financial Statements included herein for additional information on the acquisition of Burgiss.
Index
Clients use our indexes in many areas of the investment process, including for developing indexed financial products (e.g., ETFs, mutual funds, annuities, futures, options, structured products, over-the-counter derivatives), performance benchmarking, portfolio construction and rebalancing, and asset allocation. We currently calculate more than 290,0002 end-of-day indexes daily and more than 16,000 indexes in real time. Clients access our index data directly from MSCI or from third-party vendors worldwide.
Our index product offerings include:
•MSCI Global Equity Indexes. MSCI Global Equity Indexes are designed to measure returns across a wide variety of equity markets, size segments, sectors and industries. As of December 31, 2023, we calculated indexes that covered more than 80 developed, emerging, frontier and standalone equity markets, as well as various regional indexes built from the component indexes.
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
•Client-Designed Indexes. Client-Designed Indexes are calculated by applying additional criteria supplied by a client – such as stock exclusion lists, currency hedging rules, tax rates or special weighting – to an MSCI index. Investors with unique index requirements can build an index to meet their specific needs and better update index design over time to support their evolving investment strategies.
•Fixed Income Indexes. Fixed Income Indexes include both investment grade and high-yield securities across a number of currencies that reflect the performance of credit markets generally, or specific investment strategies, including climate-focused or factor strategies.
•Real Assets Indexes. Real Assets Indexes provide transparency and insight into real asset strategies, including performance of portfolios across private real estate investments, REITs and others. Our Private Real Assets Index products are reported under our All Other – Private Assets reportable segment.
In 2023, we launched a number of new indexes and data products, including the following:
•MSCI Float Data Product. The MSCI Float Data Product is a new offering created to provide additional transparency related to free float market capitalization at a security level. The MSCI Float Data Product offers greater visibility into a security’s investability metrics. This extensive data set includes all securities within the MSCI equity universe and is updated on a monthly basis.
•MSCI Biotech Advance Indexes. Part of our suite of MSCI Life Sciences Indexes, the MSCI Biotech Advance Indexes aim to measure the performance of a set of companies that are associated with research, development and commercialization of products for treating a broad range of diseases and disorders.
•MSCI MarketAxess Tradable Corporate Bond Indexes. The MSCI MarketAxess Tradable Corporate Bond Indexes incorporate MarketAxess liquidity data and make use of the MarketAxess Relative Liquidity Score to capture more liquid fixed income securities.
2 The number of indexes includes different return versions (e.g., price, net and gross returns) but does not include different currency versions.

•MSCI Global Thematic Rotation Index. The MSCI Global Thematic Rotation Index aims to represent the performance of the highest-ranked thematic megatrends, selected from a larger subset and rotated regularly based on media sentiment tied to MediaStats Megatrend Scores.
•MSCI Climate Action Corporate Bond Indexes. The MSCI Climate Action Corporate Bond Indexes are designed to measure the performance of the fixed-income securities of companies that have been assessed to have favorable characteristics relating to climate transition actions relative to sector peers.
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
For the year ended December 31, 2023, 57.4% of our revenues were attributable to our Index segment. A majority of those revenues were attributable to annual, recurring subscriptions. A portion of our revenues comes from clients who use our indexes as the basis for indexed investment products. Such fees are primarily based on a client’s assets under management (“AUM”) or trading volumes and are referred to herein as asset-based fees. Since market movement and investment trends impact our asset-based fees, our revenues from asset-based fees are subject to volatility. For the year ended December 31, 2023, asset-based fees accounted for 38.4% of the total revenues for our Index segment.
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
•Insights. Our Insights offering calculates, stores and delivers a broad range of risk, performance, climate and sustainability measures to help investors identify trends and respond to rapid changes in markets. Insights automates many tasks to allow investors to more quickly and effectively understand the overall level of risk in their portfolios, how that risk has changed and what factors may have caused the changes.
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
For the year ended December 31, 2023, 24.4% of our revenues were attributable to our Analytics segment.
ESG and Climate
The ESG and Climate segment3 offers products and services that help institutional investors understand how sustainability considerations can impact the long-term risk and return of their portfolio and individual security-level investments. We provide data, ratings, research and tools to help investors navigate increasing regulation, meet new client demands and better integrate ESG and climate elements into their investment processes.
In recent years, sustainability related issues have become key business priorities across industries. At MSCI, we believe our ESG and Climate solutions support ESG integration by strengthening transparency around ESG and climate metrics and helping to analyze and quantify ESG and climate risks. Investors commonly use our ESG and Climate solutions, including MSCI ESG Ratings, to help assess ESG-related financial risks in their investment processes and to help inform their investment decisions. Our ESG and Climate solutions are also used by some clients to help them identify investments that may generate a social or environmental impact or that may otherwise align with an investor’s ethical values.
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
•MSCI Climate Solutions. With MSCI Climate Solutions, investors and issuers utilize our climate data and tools to support their investment decision making. These activities can include measuring and reporting on climate risk exposure, implementing low-carbon or fossil-fuel-free strategies, factoring climate change research into risk
3 Products and services in our ESG and Climate segment are provided by MSCI ESG Research LLC, a wholly owned subsidiary of MSCI Inc. that is registered with the U.S. Securities and Exchange Commission (SEC) as an Investment Adviser under the Investment Advisers Act of 1940. MSCI ESG Ratings are used as an input in the construction and calculation of MSCI ESG indexes, which are not subject to our SEC registration. MSCI indexes are products of MSCI Inc., and MSCI Limited and MSCI Deutschland GmbH are the benchmark administrators.
4 Does not include subsidiary-level companies.

management processes and engaging companies and external stakeholders. For example, in 2023, we launched MSCI Corporate Sustainability Insights, a solution that gives clients the ability to track, measure and compare their ESG and climate data versus peers, while also identifying potential disclosure gaps, through intuitive charts, graphs and maps. In 2023, we also completed the acquisition of Trove Research Ltd (“Trove”), a carbon markets intelligence provider, which will accelerate our ability to provide data and analysis on voluntary carbon markets.
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
For the year ended December 31, 2023, 11.4% of our revenues were attributable to our ESG and Climate segment.
All Other – Private Assets
Our private assets offerings include extensive data and analytics for private assets, enabling investors to evaluate fundamental information, measure and compare performance, understand exposures, manage risk and conduct robust analysis. Our private assets offerings also enable investors to compare performance and risk across both private and public asset classes, and enhance our multi-asset class and total portfolio capabilities. In 2023, we acquired the remaining 66.4% interest in Burgiss, which provides a suite of tools to help private assets investors across mission-critical workflows, such as evaluating operating performance of underlying portfolio companies, managing risk and other activities supporting private capital investing. This acquisition built on our existing capabilities across real assets, including from our 2021 acquisition of Real Capital Analytics (“RCA”).
We also integrate our private assets data and analytics in other MSCI products offered by our other operating segments, including indexes, climate risk models, MAC models and other MSCI solutions.
Our Real Assets offerings include:
•Real Capital Analytics. RCA aggregates timely transaction data and provides valuable information on market pricing, capital flows and investment trends in more than 170 countries. Our clients use this unique data to formulate strategies, source new opportunities and execute deals.
•Portfolio Performance Insights. Our Portfolio Performance Insights application offers an interactive, integrated solution to analyze the drivers of performance across investments, as well as review exposures and concentrations across markets, asset types and portfolios.
•Portfolio Climate Insights. Our Portfolio Climate Insights solution provides forward-looking and return-based valuation assessments to measure climate-related risks for real estate assets in an investment portfolio.
•Portfolio Income Insights. Our Portfolio Income Insights solution enables investors to proactively measure and manage income risk. This offering uses intuitive dashboards, bond-equivalent rating scores and a proprietary global tenant grading system to enable investors to better understand the likelihood of current and future tenant risk across assets and portfolios.
•Index Intel. Our Index Intel offering is an extensive private real estate database that is used by institutional investors, asset managers, banks, custodians and investment consultants to drive allocation decisions, research and strategy developments, and portfolio and risk management.
•Property Intel. Our Property Intel offering provides web-based services for the analysis of commercial real estate and offers extensive information on real estate, rental levels, property holdings, transactions, ownership, occupiers, footfall, lease data and the ability to simulate market values.
Our Private Capital Solutions offerings include:
•Private Capital Portfolio Management Platform. The Private Capital Portfolio Management Platform (formerly known as the Private i Platform) merges analytical tools and powerful reporting to help investment, risk and operations teams consistently and accurately monitor, measure and report on their private asset portfolios and associated investment activity.

•Caissa Total Plan Platform. The Caissa Total Plan Platform is an industry-leading, multi-asset class investment analytics platform. It provides a comprehensive view of the drivers of performance and risk in both public and private investments in total portfolios.
•Transparency Data. Our Private Capital Transparency Data offering provides investment teams with information on the holdings of private capital funds that is gathered from original source documents provided by managers and augmented with extensive research.
•Universe Analytics. The Universe Analytics offering provides private capital performance data used by asset allocators as a source of official institutional benchmarks and as a basis for asset allocation, research, due diligence and compensation decisions.
For the year ended December 31, 2023, 6.9% of our revenues were attributable to our private assets offerings.
Research and Product Development
We apply an integrated team approach to developing content across our operating segments. Our product management, research and product development, data operations and technology, and application development departments are at the center of this process. Our content is developed by a research and product development team comprised of mathematicians, economists, statisticians, financial engineers and industry experts. Content created in one segment can often be used for the creation of products in another segment. For example, the MAC models created in our Analytics segment offer a view of risk across market and asset classes, including private assets, by incorporating content generated in our private assets offerings. In addition, our MSCI ESG indexes and our Climate Lab Enterprise analytics product are constructed using data from our ESG and Climate operating segment.
Through our relationships with the world’s largest investment institutions, we monitor investment trends and their drivers globally and support instrument valuation, risk modeling, portfolio construction, portfolio attribution, asset allocation and value-at-risk simulation. An important way we monitor global investment trends and their implications for our business is through direct public consultations and client advisory panels and through the forum provided by our Advisory Council. Our Advisory Council typically meets three times during the year to discuss current and emerging investment industry trends and is comprised of senior investment professionals from around the world and senior members of our research and product development team.
Technology
Technology plays a pivotal role in our operations and our ability to innovate and launch products and services. Current areas of focus include:
•Improving the client experience by enhancing the way clients access, interact with and use our data, applications and other tools, including by developing and launching our open-architecture ISaaS services, many of which are available via modern, web-based platforms, such as our MSCI ONE offering, or integrate with our clients’ existing ecosystems via APIs.
•Enhancing data processing by utilizing data science and machine learning in our data collection processes to more efficiently build scale and facilitate faster product enhancements and releases while also maintaining high standards. We also leverage AI to enhance our content and continue evolving our data-processing and quality-control procedures.
•Enhancing information security by further strengthening our technology infrastructure and software security processes. We implement changes and upgrades to technology regularly and maintain processes designed to minimize risk on an ongoing basis, and we seek to improve employee awareness of cyber and information security issues through training.
•Modernizing our workplace to better support a remote and hybrid workforce that can collaborate and productively work from anywhere.
•Migrating products, data and services onto cloud platforms to accelerate the delivery of new capabilities that will help investors more swiftly and efficiently manage data and understand the drivers of risk and performance, drive automation across our corporate processes and minimize data center risks.
Competition
Index. Many industry participants compete with us by offering one or more indexes in similar categories. Such indexes vary widely in scope, including by geographic region, business sector and weighting methodology, and may be used by clients in a variety of ways in many different markets around the world. Among our Index competitors are S&P Dow Jones Indices LLC (a joint venture of S&P Global Inc. and CME Group Inc.); FTSE Russell, a subsidiary of the London Stock Exchange Group plc; Solactive AG; Nasdaq Inc; and Bloomberg Finance L.P. (“Bloomberg”).
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
Analytics. Our Analytics offerings compete with those from a range of competitors, including Axioma (part of SimCorp), BlackRock Solutions, Bloomberg, and FactSet Research Systems Inc. Additionally, some of the larger broker-dealers have developed proprietary analytics tools for their clients. Similarly, some of the large global investment organizations, such as custodians, have developed internal risk management and performance analytics tools that they offer to their clients.
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
All Other – Private Assets. We have a variety of competitors for our offerings that provide data, market intelligence, indexes, and performance and risk attribution services relating to private assets. Our private assets data and analytics products, including those from our acquisition of Burgiss, also compete with a variety of products and tools that provide transaction-, fund- and asset-level data for private assets and across asset classes.
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
Corporate Responsibility
As a leader in providing ESG and climate solutions to investors, we also aim to demonstrate leading corporate responsibility practices and policies that are meaningful to our various stakeholders, including our clients, employees and shareholders. The Governance and Corporate Responsibility Committee of our Board of Directors (“Board”) provides oversight of our corporate responsibility strategy and activities and receives regular updates and reports from MSCI management, including our Chief Responsibility and Diversity Officer.
We are committed to continuing to develop and enhance our sustainability strategy and to regularly reporting on our efforts. As part of our corporate responsibility efforts, we have published reports aligned with a number of international frameworks, including CDP, the Task Force on Climate-related Financial Disclosures (TCFD) and the Sustainability Accounting Standard Board (SASB).
Additional information on our corporate responsibility approach, including our net-zero commitment and science-based targets, can be found on our website at https://www.msci.com/who-we-are/corporate-responsibility. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.
Human Capital Management
MSCI is committed to creating a performance culture with a high degree of employee engagement. Our talent and leadership development programs are designed to ensure we have the right people with the necessary skills to deliver on MSCI’s strategy, including a workplace that values and promotes diversity, equity and inclusion (“DE&I”).

The Compensation, Talent and Culture Committee of our Board has oversight over talent management matters, including efforts relating to succession/progression planning, career progression and retention strategies, and learning and leadership development programs. In addition, this Committee oversees our efforts relating to our corporate culture, such as our DE&I strategy and our employee engagement. Our Chief Human Resources Officer, our Chief Responsibility and Diversity Officer and our Head of Talent report to our Board regularly on DE&I initiatives, our work towards enhancing corporate culture and our talent management strategies. We also engage with our shareholders around these aspects of our human capital management strategies.
The Board regularly reviews our executive talent, including our current leadership bench and succession/progression planning efforts relating to our entire executive team. Our Chief Executive Officer and our President and Chief Operating Officer also meet regularly with the heads of our functions to review talent plans, with an aim of identifying top talent with the most immediate or near-term potential to progress to the senior-most roles at MSCI.
MSCI is a global company with a highly diverse footprint. As of December 31, 2023, we employed 5,794 people, of which 46.2% of MSCI employees were located in the Asia Pacific region, 26.9% in Europe, Middle East and Africa, 18.8% in the U.S. and Canada, and 8.1% in Mexico and Brazil. For the one-year period ended December 31, 2023, voluntary turnover was 7.3% and involuntary turnover was 2.8%.
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
As of December 31, 2023, individuals who self-identify as female represented 34.3% of our global employees and 26.2% of our global employees in management roles5, and individuals who self-identify as male represented 57.9% of our global employees. As of December 31, 2023, individuals who self-identify as people of color (defined as those who self-identify as Asian, Black or African American, Hispanic or Latino, American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander or two or more races) represented 33.5% of our U.S. employees and 33.2% of our U.S. employees in management roles. Approximately 29.7% of our U.S. employees and 21.4% of our U.S. employees in management roles did not self-report or self-identify race and ethnicity status. The U.S. represents 17.9% of our global workforce. Our most recent EEO-1 consolidated reports can be found on our website at https://www.msci.com/who-we-are/diversity-equity-and-inclusion. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.
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
The IBC proactively works with local leaders to adapt MSCI’s global DE&I strategy to local circumstances and requirements. The roughly 30 members on the IBC represent most geographies, functions and levels, including members of our employee resource groups (the Women’s Leadership Forum, Women in Tech, Pride & Allies, the Black Leadership Network, Asian Support Network, All Abilities Network and Hola! MSCI). Our employee resource groups are supported by senior leaders who serve as executive sponsors.
Additional information on our DE&I efforts and programs can be found on our website at https://www.msci.com/who-we-are/diversity-equity-and-inclusion. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.
Compensation, Benefits and Hybrid Work
We offer a broad range of highly competitive compensation and benefits programs to our employees and their families, including same-sex domestic partners. These programs include health and welfare benefits, including an employee assistance program; enhanced caregiver leave policies, including a global minimum standard applicable to all offices worldwide; contributions to defined contribution and defined benefit pensions plans globally and health savings accounts in the U.S.; life insurance; a global wellness initiative that can help employees improve their health and well-being; presentations on well-being topics, including retirement
5 For this purpose, “management roles” refers to employees in Managing Director, Executive Director or Vice President roles.

planning, parenting, meditation, stress management and nutrition; ergonomic equipment and desk assessments; and wellness rooms in all MSCI office locations.
Compensation at MSCI supports a culture of high performance and accountability. Our goal is to provide competitive compensation in the markets where we compete for talent. We believe in linking all employee compensation to Company, Product/Function and individual performance by making 100% of our employees eligible for annual cash bonuses. We differentiate cash bonus payouts based on actual results against goals and for managers, how effectively they demonstrate behaviors consistent with our values and culture.
Senior employees and select other employees are eligible to participate in the MSCI Long-Term Incentive Program with awards of MSCI common stock that vest over a multi-year period. The goal of the Long-Term Incentive Program is to: (i) align the interests of eligible employees with those of our shareholders, (ii) enhance our “owner-operator” culture, (iii) recognize and reward potential long-term strategic contributions, and (iv) retain key leaders and top performers.
Since January 2022, we have been operating according to a hybrid-work initiative called the Future of Work at MSCI. For most of our employees, the Future of Work introduced a hybrid work environment allowing employees to work at times at the office and other times remotely, depending on the requirements of a specific role and the needs of our clients. Our Future of Work model has helped to attract and retain talent and has achieved high employee satisfaction. As we continue to adapt and iterate how we work, employee feedback will remain central to these initiatives.
Cultivating Talent and Employee Engagement
MSCI is committed to investing in employee learning and development. Throughout the year, we offer tools and workshops to help employees better understand how their work aligns with MSCI’s overall strategy, seek and receive real-time and transparent feedback and coaching, successfully deliver on their goals, and more effectively plan and develop their careers. MSCI also provides learning tools covering a wide range of topics, with numerous options for employees to pursue self-paced and longer-term career development opportunities.
MSCI conducts an employee engagement survey at least annually that measures whether our approaches to performance, growth and career development are driving employee engagement. Managers receive anonymous feedback and are accountable for improving and enhancing the work environment to drive higher engagement. In our December 2023 employee engagement survey, we achieved a 82% response rate, and the percentage of respondents characterized as fully engaged was 75%, the highest since we implemented the engagement survey.
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
Recently, we have taken numerous steps to support our employees, including transitioning to a hybrid work environment for most employees, enhancing our sick leave policies, engaging with external health and ergonomics consultants and increasing the use of technology to allow our employees to remain fully engaged, productive and well.
Government Regulation
The Company is subject to reporting, disclosure and recordkeeping obligations pursuant to SEC requirements applicable to U.S. public companies.
The United Kingdom’s Financial Conduct Authority (“UK FCA”) authorized MSCI Limited (a subsidiary of MSCI Inc.) to be the benchmark administrator for applicable MSCI indexes. In addition, MSCI Deutschland GmbH (a subsidiary of MSCI Inc.) is authorized by Germany’s Federal Financial Supervisory Authority as an EU benchmark administrator for applicable MSCI indexes. Information about index regulation is periodically updated on our website at https://www.msci.com/index-regulation. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

MSCI ESG Research LLC is a registered investment adviser and must comply with the requirements of the Investment Advisers Act of 1940 (the “Advisers Act”) and related SEC regulations. Such requirements relate to, among other things, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. It is possible that in addition to MSCI ESG Research LLC, other entities in our corporate family could become required to register as an investment adviser under the Advisers Act or comply with similar laws or requirements in states or foreign jurisdictions.
A subsidiary of the Company is registered with the State Council Information Office of the Ministry of Commerce and the State Administration for Industry and Commerce in China as a foreign institution supplying financial information services in China. This license is currently administered by the Cyberspace Administration of China.
Information About Our Executive Officers

Name	Age	Position
Henry A. Fernandez	65	Chairman and Chief Executive Officer
C.D. Baer Pettit	59	Director, President and Chief Operating Officer
Andrew C. Wiechmann	44	Chief Financial Officer
Robert J. Gutowski	56	General Counsel
Scott A. Crum	67	Chief Human Resources Officer
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
Scott A. Crum
Mr. Crum has served as the Company’s Chief Human Resources Officer since April 2014. Prior to joining MSCI, Mr. Crum served as global head of human resources for four publicly traded companies. Mr. Crum worked for Avon Products, Inc. as Senior Vice President of Human Resources and Chief People Officer from 2012 to 2013. From 2010 to 2012, Mr. Crum served as Senior Vice President and Chief People Officer of Motorola Mobility Holdings, Inc., one of two publicly traded companies formally created when Motorola Inc. split in January 2011 until it was acquired by Google. Prior to that, he served as the Senior Vice President and Director of Human Resources of ITT Corporation from 2002 to 2010 and Senior Vice President of Administration and Employee Resources at General Instrument Corp. from 1997 to 2000. Mr. Crum holds a Bachelor of Business Administration with a concentration in industrial relations from Southern Methodist University.
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
We also use our Investor Relations homepage and Corporate Responsibility homepage as channels of distribution of Company information. The information we post through these channels may be deemed material.
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
•The impact of failures, disruptions, instability or vulnerabilities in our information technology systems, networks or applications;
•Our inability to ensure and protect the confidentiality of data;
•Our exposure to security incidents including cyber-attacks or failures of our security plans, systems, networks or procedures;
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
•Failure to attract, develop or retain qualified personnel;
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
If Vendor Products include errors, design defects, are delayed, become incompatible with future versions of our products, are unavailable on acceptable terms or are not available at all, we may not be able to deliver our products and services. In addition, in the ordinary course of business, suppliers of Vendor Products are subject to various forms of cyber-attacks or other security incidents. Cyber-attacks, vulnerabilities in our suppliers’ software, systems or networks, failure of our suppliers’ safeguards, policies or procedures and other incidents related to our suppliers’ systems and networks may cause material interruptions or malfunctions in our or such suppliers’ websites, applications or data processing, or may compromise the confidentiality and integrity of affected information. In addition, certain of our suppliers are also our competitors, and they could change the terms of the data and products that they supply to us in order to gain competitive advantage against us.
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
Our products and services support the investment processes of our clients, which relate to, in the aggregate, trillions of dollars in assets. Products or services we develop or license have contained, and in the future may contain, undetected errors or defects despite testing or other quality assurance practices. Use of our products or services as part of the investment process creates the risk that our clients, the parties whose assets are managed by our clients, investors in investment products linked to our indexes, the companies that we rate or assess in our ESG solutions or the shareholders of those companies, may pursue claims against us based on even a small error in our or third-party data, calculations, methodologies or analysis or a malfunction or failure in our systems, products or services.
Errors or defects can exist at any point in a product’s lifecycle, but are frequently found after introduction of new products or services or enhancements to existing products or services. We continually introduce new methodologies and products, and new versions of, and updates to, our existing products or services. Despite internal testing and in some cases testing or use by clients, our products or services have contained, and in the future may contain, errors in our or third-party data, calculations, methodologies or analysis, including serious defects or malfunctions. This risk may grow with the increase in the number, type and complexity of our products, such as complex client-designed indexes that may require unique and more manual implementation and maintenance. For instance, certain of our processes utilize manual data entry or collection, which subjects them to greater risk of human error. If we detect any errors before we release or deliver a product or service or publish a methodology or analysis, we might have to suspend or delay the product or service release or delivery for an extended period of time while we address the problem. We may not discover errors that affect our products or services or enhancements until after they are deployed, and we may need to provide enhancements or corrections to address such errors, and in certain cases it may be impracticable to do so. If undetected errors exist in our products or services, or if our products or services fail to perform properly due to defects, malfunctions or similar problems, it could result in harm to our brand or reputation, significantly increased costs, lost sales and revenues, delays in commercial release, third-party claims, contractual disputes, negative publicity, delays in or loss of market acceptance of our products or services, license terminations or renegotiations or unexpected expenses and diversion of resources to remedy or mitigate such errors, defects or malfunctions. The realization of any of these events could materially adversely affect our business, financial condition or results of operations.
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
To the extent that any of MSCI’s operating segments or product lines or MSCI as a whole suffers a reputational or other loss in credibility, it could have a material adverse impact on MSCI’s business, financial condition or results of operations. Real or perceived factors that may have already affected credibility, or which could potentially have an impact in this regard, include: the appearance of a conflict of interest; the adequacy, completeness and editorial independence of our index composition and ESG rating and assessment processes and decisions; the influence, attempted influence or appearance of influence of third parties, including governments, politicians and large investors or asset owners, on our editorial decisions; the performance of companies relative to their ESG ratings, index inclusion, risk characteristics or other MSCI content or analytics; the timing and nature of changes to our indexes or ESG ratings and related assessments; disagreement with our methodologies or models, including for calculating indexes, value-at-risk and other risk measures, ESG ratings and assessments, data, information and analysis; the accuracy and completeness of our or third-party data, including data voluntarily disclosed by the investment community, corporate issuers and others that is utilized in our products; views expressed by the media, politicians, other government officials or representatives, regulators or other third parties regarding our company or our industry or our role in the investment process, including allegations or suggestions that we encourage investment in certain companies, countries or regions or in support of certain causes or trends; and the impact of political tensions relating to countries, industries, companies or issues relevant to our products and services, such as the inclusion of certain Chinese companies in our indexes or the focus on sustainable or ESG investing and climate considerations in our products.
In some cases, our ESG and Climate offerings, such as our country and company ESG ratings or our Net-Zero Tracker, may insert MSCI into a public spotlight or a public debate regarding the environment, climate change, social concerns, governance practices or corporate responsibility. In addition, our position as a leading source of ESG research, ratings, data and assessments may at times become contentious, politicized or controversial and lead to disputes with companies or investors or other interested stakeholders and create negative media or regulatory attention.
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
Factors affecting our reputation and credibility also include perception of our own sustainability and corporate responsibility policies or practices, including as a result of failure to meet publicly disclosed sustainability-related targets or goals, or misalignment with evolving market standards or the methodologies and standards used in our own products and ESG ratings.

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
Cancellations or reductions by our clients could have a material adverse effect on our business, financial condition or results of operations.
A material portion of our revenues is concentrated in some of our largest clients. For the fiscal year ended December 31, 2023, our largest client organization by revenue, BlackRock, accounted for 9.8% of our consolidated operating revenues. For the fiscal year ended December 31, 2022, BlackRock accounted for 10.3% of our consolidated operating revenues. Our revenue growth depends on our ability to obtain new clients, quickly onboard our clients and deploy our products and services to them, sell additional services to existing clients and achieve and sustain a high level of renewal rates with respect to our existing licenses. Failure to achieve one or more of these objectives could have a material adverse effect on our business, financial condition or results of operations.
A client’s activity with us may decrease for a variety of reasons, including the client’s level of satisfaction with our products and services; the effectiveness of our support services; the pricing of our products and services; the pricing and quality of competing products or services; or the effects of changes in economic conditions and the global capital markets. If one or more of our largest clients cancels or reduces its licenses, or a significant number of our other clients cancel or reduce their licenses, and we are unsuccessful in replacing those licenses, our business, financial condition or results of operations could be materially adversely affected.
Our clients may become more self-sufficient, which may reduce demand for our products or services and materially adversely affect our business, financial condition or results of operations.
Our clients may internally develop certain functionality contained in the products or services they currently license from us. For example, a number of our clients have obtained regulatory clearance to create indexes for use as the basis of ETFs that they manage and others have invested in direct indexing strategies, allowing investors to purchase individual stocks making up an index rather than investing in a fund or ETF. Similarly, some of our clients who currently license our risk or ESG and climate data to analyze their portfolio risk may develop their own tools to collect data and assess risk or embed sustainable investing considerations into their investment processes, making our products or services unnecessary for them. A growing number of asset managers and investment banks, in partnership with index providers that offer calculation agent services, or acting together with an industry group or association, have created or may create their own range of proprietary indexes, which they use to manage funds or as the basis of ETFs, structured products or over-the-counter derivatives. To the extent that our clients become more self-sufficient, demand for our products or services may be reduced, which could have a material adverse effect on our business, financial condition or results of operations.
Technology Risks
Any failures, disruptions, instability or vulnerabilities in our information technology architecture, platforms, vendors and service providers, production and delivery systems, software, code, networks, the Internet or other systems or applications may disrupt our operations, cause our products or services to be unavailable or fail and impose delays or additional costs in deploying our products or services, or impose conditions or restrictions on our ability to commercialize our products or services or keep them confidential and result in reputational and other harm and have a material adverse effect on our business, financial condition or results of operations.
We depend heavily on the capacity, reliability and security of our information technology systems, networks and platforms and their components, including our data centers, cloud providers and other vendors and service providers, production and delivery systems as well as the Internet, to create and deliver our products and service our clients. Our employees also depend on these systems, networks, platforms and providers for internal use. Factors affecting the availability of our products and services and our information technology systems and networks, such as loss of service from third parties, operational or execution failures, human error, terrorist or other attacks, geopolitical instability or unrest, climate or weather related events (e.g., hurricanes, floods or other natural disasters), outbreak of pandemic or contagious disease, power loss, telecommunications failures, technical breakdowns, Internet failures or malicious attacks exploiting security vulnerabilities, could impair our or our third-party service provider systems’ operations or interrupt their availability for extended periods of time or impact the availability of our or our third-party service provider’s personnel. Our ability to effectively use the Internet, including our remote work force’s ability to access the Internet, may also be impaired due to infrastructure failures, service outages at third-party Internet providers, malicious attacks exploiting security vulnerabilities or increased government regulation.
Disruptions, failures or slowdowns that could occur with respect to our operations, including to our information technology systems, networks and platforms, our electronic delivery systems or the Internet, could reduce confidence in our products and services, damage our brand and reputation, result in litigation and negatively affect our ability to distribute our products effectively and to service our clients, including delivering managed services or delivering real-time index data. To the extent we grow through acquisitions, newly acquired businesses may not have invested in technology and resilience to the same extent as we have. As their systems are integrated into ours, a vulnerability could be introduced that could impact us.
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
Many of our products, as well as our internal systems and processes, involve the collection, retrieval, storage, transmission and other processing, through a variety of channels, of proprietary, third-party and client confidential information. We also handle personal information of our employees in connection with their employment. We rely on a complex system of internal processes and IT controls along with policies, procedures and training to protect this information, including sensitive client data such as material non-public information and client portfolio data that may be provided to us or hosted on our systems and networks, against unauthorized access or disclosure. In addition, we believe that when we change the composition of our indexes or if we expect to change the methodologies that govern our indexes, in some cases the changes can have an indirect effect on the prices of constituent securities and on certain indexed investment products as a result of trading activity related to tracking our indexes. The foreknowledge of these changes could also be deemed to be material non-public information. As the usage and types of uses of our ESG ratings increase, the ratings and changes to the ratings in some cases could also potentially have an impact on the companies that we rate, the price of their securities and the price of other securities that reference their securities.
If our internal processes, confidentiality policies, conflict of interest policies or information barrier procedures fail or are insufficient, including as a result of human error or manual processes, system error, other inadvertent release or other failure, or if an employee purposely circumvents or violates our internal controls, policies or procedures, then unauthorized access to, or disclosure or misappropriation of data, including material non-public information or other confidential information (e.g., certain index composition data, methodologies or ESG rating data), our brand and reputation may suffer and we may become subject to litigation, regulatory actions, sanctions or other penalties, leading to a loss of client confidence, which could have a material adverse effect on our business, financial condition or results of operations.
Cyber-attacks or other security incidents and the failure of security plans, systems and procedures could have a material adverse effect on our business, financial condition or results of operations.
Our operations rely on the secure collection, retrieval, storage, transmission and other processing of confidential, sensitive, proprietary and other types of data and information that is managed internally and with third-party vendors. We and our vendors are subject to security risks, including cyber-attacks and other security incidents, such as phishing scams or other social engineering attacks, hacking, tampering, intrusions, viruses, malware (including ransomware) and denial-of-service attacks. Cybersecurity risks also may derive from fraud or malice on the part of our employees or third parties, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failure. In some cases, these risks are heightened when employees are working remotely. Our and our vendors’ use of mobile and cloud technologies may also increase our risk for such threats. We may be exposed to more targeted and more sophisticated cyber-attacks and other security incidents aimed at accessing certain information on our systems and networks because of our role or prominence in the global marketplace, including client portfolio data, the composition of our indexes and MSCI ESG Research ratings of corporate issuers. Any such threats may cause material interruptions or malfunctions in our or our vendors’ products or services, networks, systems, websites, applications, data or data processing, or may otherwise compromise the availability, confidentiality or integrity of data or information in our possession. Additionally, while we conduct due diligence during the acquisition process, acquired businesses may not have invested as heavily in security measures and technology, and this may introduce additional security risk. In the past, we have experienced cyber-attacks of varying degrees, including denial-of-service attacks. There can be no assurance that there will not be material adverse effects relating to these types of incidents in the future, in particular as these incidents have generally become increasingly frequent, sophisticated, difficult to detect and difficult to successfully defend against and may see their frequency increased, and effectiveness enhanced, by the use of AI.
Our security measures or those of our third-party providers, including any cloud-based technologies, may prove insufficient depending upon the attack or threat posed. Cyber-attacks, security incidents or third-party reports of perceived security vulnerability to our systems or networks, even if no intrusion has occurred, could damage our brand and reputation, result in litigation, regulatory actions, investigations, sanctions or other penalties, lead to loss of client confidence, which would harm our ability to retain clients and gain new ones, and lead to financial losses and reputational damage. Any of the foregoing could lead to unexpected or higher than estimated costs. We may also incur additional costs as a result of increasing and refining our internal processes and IT controls and policies and procedures related to security, processing integrity and confidentiality or privacy.
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

Our use of open source code could introduce security vulnerabilities, impose unanticipated delays or costs in deploying our products or services, result in litigation or impose conditions or restrictions on our ability to commercialize our products or services or keep them confidential.
We rely on open source code to develop software and to incorporate it in our products and internal systems. The use of open source code may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims, the quality of the code or the security of the code. Some open source licenses provide that if we combine our proprietary code with open source code and distribute it in a certain manner, we could be required to release the source code of our proprietary applications to the public. This would allow our competitors to create similar products with less development effort and time and ultimately put us at a competitive disadvantage. Additionally, the terms of many open source code licenses are ambiguous and have not been interpreted by U.S. courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated restrictions or conditions on our use of such software. Therefore, we could be required to seek licenses from third parties on terms that are not commercially feasible, to make generally available portions of our proprietary code, to re-engineer our products or systems, to discontinue the licensing of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or to take other remedial action that could divert resources away from our development efforts. We could also be subject to suits by parties claiming breach of the terms of licenses, which could be costly for us to defend. Any of these requirements could materially adversely affect our business, financial condition or results of operations.
Issues related to the use and development of AI could result in reputational harm, competitive harm, regulatory scrutiny or legal liability, and could have a material adverse effect on our business, financial condition or results of operations.
We currently incorporate, and expect to continue to incorporate, AI solutions into our products and operations, and these uses may become more important in our operations over time. Our competitors or other third parties may incorporate AI into their products and operations more quickly or more successfully than us, which could impair our ability to compete effectively. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate or biased, any of which may not be easily detectable, our business may be adversely affected. AI algorithms may use third-party information with unclear intellectual property rights or interests. If we do not have sufficient rights to use the data or other material or content that the AI solutions utilize or generate, we may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. In addition, intellectual property ownership rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. The use of AI applications may also result in cyber-attacks or other security incidents or a failure to protect confidential information (e.g., propriety, third-party, employee or client information). Laws and regulations applicable to AI, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, continue to develop and may be inconsistent from jurisdiction to jurisdiction. Because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI. Any of these issues could materially adversely affect our business, financial condition or results of operations.
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
Our business is impacted by economic conditions, including economic uncertainty, market downturns and volatility in the global capital markets and evolving investment trends (including volatility and trends that result from geopolitical events, such as the Russia-Ukraine conflict and the Israel-Hamas conflict, and related global escalation of geopolitical tensions). Our clients use our products for a variety of purposes, including benchmarking, performance attribution, portfolio construction and risk management, and to support investment strategies including ESG, climate, factor, thematic, private asset and MAC investing. Volatile capital markets, geopolitical instability or unrest and other economic and market conditions and trends, including a recession or other significant financial-market event or crisis, may impact whether, how, where and when investors choose to invest, for example between developed or emerging markets, U.S. or non-U.S. markets, as well as whether to adopt different investment strategies.
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
Barriers to entry may be low or declining in many of the markets for our products and services, including for single-purpose product companies, which could lead to the emergence of new competitors. For example, more broker-dealers, data suppliers, credit rating agencies or other market participants or vendors could begin developing their own content such as proprietary risk analytics, ESG and climate data or indexes. Recent developments, including increases in the availability of free or relatively inexpensive information through Internet sources or other low-cost delivery systems, advances in cloud computing, increased use of open source code, the ability of machine learning and other artificial intelligence systems to process and organize large data sets, as well as client development of proprietary applications in specific areas, have further reduced barriers to entry in some cases. Such developments may over time reduce the demand for, or clients’ willingness to pay for, certain of our products and services.
We may experience pressures to reduce our fees on account of financial and budgetary pressures affecting our clients, including those resulting from weak or volatile economic or market conditions, including uncertainty regarding a global recession or significant financial-market event or crisis, the duration and long-term economic and societal consequences of the COVID-19 pandemic, the Russia-Ukraine conflict, the Israel-Hamas conflict or other geopolitical conflicts and the inflationary environment, which may lead certain clients to reduce their overall spending on our products or services, including by seeking similar products or services at a lower cost than what we are able to provide, by consolidating their spending with fewer providers, by consolidating with other clients or by self-sourcing certain of their information and analytical needs. Accordingly, competitive and market pressures may result in fewer clients or reduced sales, including as a result of client closures and consolidations, price reductions, prolonged selling and renewal cycles and increased operating costs, such as for marketing and product development, which could, individually or in the aggregate, result in a material adverse effect on our business, financial condition or results of operations.
To remain competitive, we must successfully develop new and enhanced products and services and effectively manage product transitions and integrations.
We operate in highly competitive markets that continuously change to adapt to meet client needs. To remain competitive, we must continually introduce new products and services; enhance existing products and services, including through integration of products and services within MSCI and with third-party platforms; collect, organize, analyze and protect large amounts of information to generate insights; and effectively generate client demand for new and enhanced products and services. We may not be successful in developing, introducing, implementing, marketing, pricing, launching or licensing new products or enhancements on a timely or cost-effective basis or without impacting the stability and efficiency of existing products and systems. Any new products and enhancements may not adequately meet the requirements of the marketplace or industry standards or achieve market acceptance.
The process of developing and enhancing our products and services is complex and may become increasingly complex and expensive in the future, including due to the introduction of new technology and client expectations. This process often requires effective collaboration across various functions and product lines, and ineffective or insufficient collaboration may harm our ability to meet our business objectives. In addition, our reputation could be harmed if we are perceived as not innovating rapidly enough to meet the changing needs of investors or their advisors. These changing needs include a greater expectation that information be delivered with a higher degree of personalization and service quality. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in new or enhanced products and services that satisfy our clients’ needs and generate adequate revenues. From time to time, we also incur costs to integrate existing products and services and transition clients to enhanced products and services, which also present execution risks and challenges and could lead to price reductions or other concessions.

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
Our global operations and any future expansion are expected to continue to place significant demands on our personnel, management and other resources. In our existing global operations or any future expansion, including as a result of acquisition, there can be no assurance that we will effectively attract, engage and retain qualified personnel, develop and retain effective leadership in all our locations; operate and expand our physical facilities and information technology, legal and compliance infrastructure; develop and maintain appropriate operational and financial systems, procedures and controls; integrate acquired businesses; or otherwise adequately manage our global operations and any future expansion.
Our global operations and our ability to deliver our services to our clients also expose us to political, economic, legal, operational, reputational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls, customs duties, sanctions compliance, tax penalties, levies or assessments, legal uncertainty, broad regulatory discretion and other restrictive governmental actions, as well as the outbreak of hostilities (including the Russia-Ukraine conflict and the Israel-Hamas conflict) or political and governmental instability in certain of the countries or regions in which we conduct operations. The majority of our employees are located in offices outside of the U.S., and a number of those employees are located in emerging market locations. The cost of establishing and maintaining these offices, including costs related to information technology infrastructure, as well as the costs of attracting, training and retaining employees in these locations may be higher, or may increase at a faster rate, than we anticipate. Additionally, social and health conditions, such as public health epidemics impacting the global economy and our employees, may have a material adverse effect on our business, financial condition or results of operations.
The laws and regulations in many countries applicable to our business are uncertain and evolving, and it may be difficult or costly for us to determine and remain compliant with the exact requirements of local laws in every market. Our inability to maintain consistent internal policies and procedures across our offices and remain in compliance with local laws in a particular market could have a significant and negative effect not only on our businesses in that market but also on our reputation.
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
Failure to comply with any applicable laws, rules, orders, regulations, codes or other requirements could subject us to litigation, regulatory actions, sanctions, fines or other penalties, as well as damage our brand and reputation. The financial services industry, within which we and many of our clients operate, is subject to extensive laws, rules and regulations at the federal and state levels, as well as by foreign governments, with some jurisdictions regulating indexes directly. These laws, rules and regulations are complex, evolve frequently and sometimes quickly and unexpectedly, and are subject to administrative interpretation and judicial construction in ways that are difficult to predict, and could materially adversely affect our business and our clients’ businesses. Uncertainty caused by political change globally heightens regulatory uncertainty. Additionally, we may be required to comply with multiple and potentially conflicting laws, rules or regulations in various jurisdictions, which could, individually or in the aggregate, result in materially higher compliance costs to us. It is possible that laws, rules or regulations could cause us to restrict or change the way we license and price our products and services across our offerings, including if data or information from one offering is used in another offering, or could impose additional costs on us. In addition, various government and regulatory bodies from time to time may make inquiries and conduct investigations into our compliance with applicable laws and regulations and our business practices, including those related to our regulated activities and other matters.
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
For example, the benchmark industry is subject to regulations in the EU, such as the EU Benchmark Regulation (“EU BMR”), and in the UK. The benchmark industry is also subject to increased scrutiny and potential new or increased regulation in various other jurisdictions. Additionally, the European Securities and Markets Authority (“ESMA”) issues guidance from time to time regarding interpretations of the EU BMR. The ESMA Guidelines on ETFs and other UCITS Issues limit the types of indexes that can be used as the basis of Undertakings for Collective Investment in Transferable Securities (“UCITS”) funds and require, among other things, index constituents, together with their respective weightings, to be made easily accessible free of charge, such as via the internet, to investors and prospective investors on a delayed and periodic basis. The International Organization of Securities Commissions (“IOSCO”) recommends that benchmark administrators, on a voluntary basis, publicly disclose whether they comply with the principles for financial benchmarks published by IOSCO. Other jurisdictions have also indicated they may consider potential benchmark regulation or conduct reviews of the benchmark industry. For instance, the UK FCA launched a market study into how competition is working in the markets for benchmarks and indices. In addition, in October 2023, the EU Commission published a proposal for a regulation to amend the EU BMR. The Commission proposes that the scope of the EU BMR should be limited to qualifying benchmarks. Under the proposal, only administrators of these qualifying benchmarks would continue to be subject to the EU BMR. The heightened attention and scrutiny on benchmarks and index providers by regulators, policymakers and the media in the EU, the U.S. and other jurisdictions around the world could also result in negative publicity or comments about the role or influence of our company or the index industry generally, which could harm our reputation and credibility.
Further, laws, rules, regulations and orders affecting users of our indexes can have an indirect impact on our indexes, including their construction and composition, such as sanctions that prohibit users of our indexes from investing or transacting in securities included in our indexes.
•ESG Ratings. In June 2023, the European Commission published a proposal for regulation on the transparency and integrity of ESG rating activities, potentially requiring market participants providing ESG ratings to become authorized and supervised by ESMA, and we expect some of our ESG products to be in scope for the developing regulation. In addition, in July 2023, the Securities and Exchange Board of India (“SEBI”) finalized regulation governing the provision of qualifying ESG ratings, with providers required to register with SEBI and meet certain minimum requirements. A number of other countries, including the UK, Japan, Hong Kong SAR and Singapore, have completed, or are in the process of developing, legislation and/or codes of conduct for ESG rating and data providers. IOSCO has also asked regulators to consider focusing more attention on the use of ESG ratings and data products. Regulatory regimes or initiatives relating to ESG ratings and data providers could impose significant compliance burdens and costs on our ESG and Climate products and services. Furthermore, regulation in multiple jurisdictions may be inconsistent, which could create implementation challenges and result in inadvertent noncompliance.
•Data Privacy Legislation. Laws, regulations, standards or contractual obligations relating to privacy or data collection and use affect our ability to collect, manage, aggregate, store, transfer, use and otherwise process personal data and other information. We operate in an environment in which there are different and potentially conflicting privacy or data collection laws and regulations in effect in the various U.S. states and foreign jurisdictions in which we operate, and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. Global laws in this area are rapidly increasing in the scale and depth of their requirements and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements as a result of our contractual obligations with counterparties. There could also be a material adverse impact on our direct marketing due to the enactment of new legislation or regulation, or simply a change in practices, arising from public concern over privacy issues. Restrictions or bans could be placed, or penalties could be levied, relating to the collection, management, aggregation, storage, transfer, use and other processing of information that is currently legally available, in which case our costs related to handling information could increase materially.
•Investment Advisers Act. Except with respect to certain products provided by MSCI ESG Research LLC and certain of its designated foreign affiliates, we believe our products and services do not constitute or provide investment advice as contemplated by the Advisers Act. See Part I, Item 1. “Business—Government Regulation” above. The Advisers Act imposes fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. Future developments in our product lines or changes to current laws, rules, regulations or interpretations could cause this status to change, requiring other entities in our corporate family to register as investment advisers under the Advisers Act or comply with similar laws or requirements in states or foreign jurisdictions. In the U.S., the SEC has sought public comment on the role of certain third-party information providers to the asset management industry, including index providers and model providers, and whether, under particular facts and circumstances, information providers are acting as investment advisers under the Advisers Act. The specific questions in the SEC’s request for comment demonstrate that the SEC is considering whether, and to what extent, information providers, including index providers, should register as investment advisers and be subject to all aspects of the Advisers Act. The SEC’s request for comment is far-reaching and could lead to regulation pursuant to the Advisers Act or other framework. If our index business were to be deemed an investment adviser, we could be deemed a fiduciary to our clients, increasing the costs and complexity of our business. In addition, aspects of this regulatory framework may be at odds with our obligations under other benchmark regulations. The SEC has also proposed a rule that would prohibit SEC-registered investment advisers from outsourcing certain services or functions to service providers that do not meet minimum requirements. This proposed rule would impose on investment advisers due diligence, monitoring and record-keeping requirements of their service providers, and index providers, among others, are identified as service providers that could fall within the scope of the proposed requirements. This proposed rule could therefore impose additional requirements on our business.
•Brexit. The United Kingdom (“UK”) exited the European Union (“EU”) on January 31, 2020 (commonly referred to as “Brexit”) and the UK’s membership in the EU single market ended on December 31, 2020. One of our subsidiaries is authorized as a UK benchmark administrator regulated by the UK FCA, we have significant operations in the EU and certain members of our senior management team are based in the UK. As a result, uncertainties related to Brexit and the new relationship between the UK and EU, potential changes in EU regulation, divergent interpretations by the UK of any replicated EU laws or additional regulation in the UK could increase our costs of doing business, or in some cases, affect our ability to do business, which could have a material adverse effect on our business, financial condition or results of operations. Specifically, the EU BMR currently provides for a transition period until December 31, 2025, allowing EU supervised entities to continue to utilize benchmarks provided by non-EU administrators. The UK Benchmarks Regulation currently provides a transitional period for third-country benchmarks to December 31, 2030 allowing UK supervised entities to continue to utilize benchmarks provided by non-UK administrators.
Our ability to comply with applicable laws and regulations depends upon the maintenance of an effective compliance system which can be time consuming and costly, as well as our ability to attract and retain qualified compliance personnel. In some instances, in connection with the provision of data and services, we have incurred additional costs to implement processes and systems at the request of our clients to ensure that the products and services that they in turn provide to their clients using our data are compliant with the financial regulations to which our clients may be subject. For example, a U.S. Executive Order prohibiting many of our clients from transacting in the securities of certain Chinese companies resulted in our decision to remove these companies from relevant indexes in order to support our clients’ needs that our indexes meet their objective to be replicable in investment portfolios. To the extent that our clients are subject to increased regulation, we may be indirectly impacted and could incur increased costs that could have a negative impact on the profitability of certain products.
Additionally, there has been increased attention on and scrutiny of index providers and ESG ratings and data providers by politicians, regulators, policymakers and the media, which could create negative publicity that could harm our reputation or credibility as well as result in new or additional regulation that could increase our costs and have a negative impact on our business, financial condition or results of operations. For instance, in July 2023, we received a letter from a Select Committee of the U.S. House of Representatives, asking us to respond to a range of questions regarding MSCI indexes that include securities of Chinese companies. Additional scrutiny or regulatory action could have a material adverse effect on our business, financial condition or results of operations.
Legal protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights or we may infringe upon their intellectual property rights, which, in each case, could have a material adverse effect on our business, financial condition or results of operations.
We consider many aspects of our products and services to be proprietary. We rely primarily on a combination of trade secrets, patents, copyrights and trademark rights, laws regarding unfair competition and the misappropriation of intellectual property, as well as technical measures and contractual protections, such as non-disclosure obligations, to protect our products and services. Moreover, we license or acquire technology that we incorporate into our services and products, and third parties or previous owners may not have taken sufficient measures to protect intellectual property. Despite our efforts, we cannot be certain that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license or acquire intellectual property, are adequate to prevent unauthorized use, misappropriation, distribution or theft of our intellectual property.
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
Furthermore, the terms of our debt agreements include restrictive covenants that limit, among other things, our and our existing and future subsidiaries’ financial flexibility. If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default that, in some cases, if continuing, could result in the accelerated payment of our debt obligations or the termination of borrowing commitments on the part of the lenders under our revolving credit facility (the “Revolving Credit Facility) under the Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of January 26, 2024, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto, as amended, supplemented, modified or amended and restated from time to time. As of December 31, 2023, there were no amounts outstanding under the Revolving Credit Facility. As of December 31, 2023, the term loan A facility (the “TLA Facility”) under our prior credit agreement dated as of June 9, 2022 (the “Prior Credit Agreement”), was fully drawn. On the closing of the Credit Agreement on January 26, 2024, the revolving loans under the Credit Agreement were drawn in an amount sufficient to prepay all amounts outstanding under the TLA Facility.
Any borrowings under the Revolving Credit Facility under our Credit Agreement are primarily based on the Secured Overnight Financing Rate (“SOFR”), which replaced the USD London Interbank Offered Rate (“LIBOR”) as the reference rate. Because SOFR differs fundamentally from LIBOR, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. While we will continue to use SOFR, certain factors may impact SOFR, including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of alternative reference rates. These consequences are not entirely predictable and could have an adverse impact on our financing costs and our results of operations. Because we have incurred variable rate indebtedness, and we may incur additional variable rate indebtedness, we are subject to interest rate risk generally, which could cause our debt service obligations to increase significantly. Reference rates used to determine the applicable interest rates for our variable rate debt began to rise significantly recently. If interest rates continue to increase, the debt service obligations on such indebtedness will continue to increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
A change in our credit ratings could materially adversely affect our financial condition.
Our credit ratings are not recommendations to buy, sell or hold any of our common stock or outstanding debt. Our outstanding debt under our senior unsecured notes (the “Senior Notes”) currently has non-investment grade ratings from at least one credit ratings agency. Any rating assigned to our debt is subject to ongoing evaluation by the credit rating agencies and could be lowered or withdrawn entirely at any time by any of the agencies if, in the agency’s judgment, future circumstances relating to the basis of the rating so warrant. Such future circumstances include, but are not limited to, adverse changes to our results of operations, financial condition or cash flows, or revisions to our corporate strategy pertaining to capitalization or leverage. Any such downgrade or withdrawal could adversely affect the amount of capital we can access, as well as the terms of any financing we obtain.
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
We are subject to income taxes, as well as non-income or indirect taxes, in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. Our income tax obligations are based in part on our corporate structure and intercompany arrangements. In the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain, and tax authorities of the jurisdictions in which we operate may challenge our methodologies.
Changes in domestic and international tax laws could negatively impact our overall effective tax rate. Over the last several years, many jurisdictions and intergovernmental organizations have been discussing or are in the process of implementing proposals that may change aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we operate. Recent pronouncements and directives related to this project include the implementation of a 15% global minimum tax in the near term. Many countries have begun to adopt these directives into their respective tax codes, with varying effective dates beginning January 1, 2024. Although we do not anticipate the directives to have a material impact on our financial results at this time, certain implementation details have yet to be developed and the enactment of certain of these changes has not yet taken effect in all jurisdictions in which we operate. As a result, these changes may have adverse tax consequences for us, may increase our compliance costs and may increase the amount of tax we are required to pay in certain jurisdictions.
We are regularly under audit by tax authorities. From time to time, we also face proceedings, investigations or inquiries related to tax matters. We may be subject to additional tax liabilities as the jurisdictions in which we do business globally are increasingly focused on digital taxes and the treatment of remote workforces. Although we believe that our tax provisions are reasonable, there can be no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. To the extent we are required to pay amounts in excess of our reserves, such differences could have a material adverse effect on our Consolidated Statement of Income for a particular future period. In addition, an unfavorable tax settlement could require use of our cash and result in an increase in our effective tax rate in the period in which such resolution occurs and may have a material impact on our financial results.

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
An element of our growth strategy is growth through acquisitions, strategic partnerships and investments. Despite our efforts to continue pursuing such transactions, there can be no assurance that we will be able to identify and execute transactions with suitable strategic partners, investment opportunities or attractive acquisition candidates at acceptable terms. In addition, strategic transactions may impact our cash position, and we may require additional debt or equity financing for future acquisitions and doing so may be made more difficult by the terms of our existing indebtedness.

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
We compete for key employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, and there is a limited pool of employees who have the skills and training needed to do our work, including with expertise in emerging technologies, such as AI. Competition for these employees is intense, and employee turnover may impact our objectives and place strain on our human resources teams. We may not be able to attract these employees or to develop and retain similar highly qualified personnel in the future.
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
The timing, price and volume of repurchases of shares of our common stock will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time, through one or more open market repurchases or privately negotiated transactions, including, without limitation, accelerated share repurchase transactions, trading plans or derivative transactions, or otherwise. Additionally, the recently enacted Inflation Reduction Act introduced an excise tax on share repurchases, which has increased our cost of share repurchases.
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
Item 1B.    Unresolved Staff Comments
Nothing required to be disclosed.

Item 1C.     Cybersecurity

Cybersecurity Risk Management and Strategy
We recognize the importance of identifying, assessing and managing material risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; violation of data privacy or cybersecurity laws and other litigation; legal and regulatory risk; and reputational risks. We have an enterprise-wide information security program designed to secure our technology infrastructure, networks, data, products and services, and we have implemented several processes, technologies and controls to aid in our efforts to identify, assess and manage related risks. Our Chief Information Security Officer (“CISO”) manages this program, in collaboration with our business and corporate teams.
To identify and assess material risks from cybersecurity threats, our enterprise risk management (“ERM”) program considers cybersecurity risks alongside other company risks as part of a quarterly and ongoing process designed to identify, assess and manage risk exposures over the short-, intermediate- and long-term. In addition, our management-level Information and Technology Risk Oversight Committee (“ITROC”), led by our CISO, and including senior leaders such as our President and COO, CFO and General Counsel, among others, provides oversight relating to cybersecurity and technology-related risks that may present significant impacts to our operations, clients, reputation and financial position, and the considerations of the ITROC are fully incorporated into our overall ERM framework. Our CISO is also a member of the Company’s Disclosure Committee and reports to the Disclosure Committee on a quarterly basis on any major cybersecurity incidents.
We also have cybersecurity specific policies, standards and procedures, and our cybersecurity program has been developed based on industry standards, including the U.S. National Institute of Standards and Technology (“NIST”) cybersecurity framework and International Organization for Standardization (“ISO”) information security standards. Our information security management system has achieved ISO 27001 certification. To provide for the resilience of critical data and systems, to maintain regulatory compliance, to manage our material risks from cybersecurity threats, and to protect against, detect and respond to cybersecurity incidents, we regularly undertake the below listed activities:
•24x7x365 security operations monitoring of our systems, networks and services to detect and act on weaknesses and potential intrusions;
•Regular internal and external security audits and penetration tests by third-party security vendors;
•Testing of new products and services to identify potential security vulnerabilities before release;
•Regular network and endpoint monitoring;
•Periodic red- and purple-team assessments from third-party service providers;
•Business resiliency planning with disaster recovery and business continuity testing;
•Role-based access controls to identify, authenticate and authorize individuals to access systems based on their job responsibilities;
•Protection, including encryption, for the secure communication of sensitive data;
•Monitoring of emerging data protection laws and implementation of changes to our processes designed to comply therewith;
•Regular review of policies and standards related to cybersecurity;
•At least annual security awareness training and testing of our employees;
•Regular review of critical third-party security practices;

•Tabletop exercises to simulate a response to a cybersecurity incident and to use the findings to improve our processes and technologies;
•A cross-functional approach to addressing cybersecurity risk, with participation from Technology, Risk, Legal, Compliance, Privacy and Internal Audit functions; and
•Cybersecurity risk insurance to provide protection against potential losses arising from a cybersecurity incident.
Our IT risk program also includes an incident response plan that provides procedures for how we detect, respond to and recover from cybersecurity incidents, which include processes designed to triage, assess severity, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
As part of the above processes, we regularly engage with assessors, consultants, auditors and other third parties, including by annually having a third-party review our cybersecurity program to help identify areas for continued focus, improvement and compliance.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our client or employee data or our systems. Cybersecurity considerations affect the selection and oversight of our third-party service providers. Although we perform diligence on third parties that have access to our systems, networks, data or facilities that house such systems, networks or data, and we monitor cybersecurity threat risks identified through such diligence, there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information systems, software, networks and other assets owned or controlled by third parties. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.
In the last three fiscal years we have not identified any material cybersecurity incidents and have not identified any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, and the expenses we have incurred from any cybersecurity incidents over the last three fiscal years were immaterial. Furthermore, we have not been penalized or paid any amount under an information security breach settlement in the last three fiscal years. There can be no guarantee that we will not experience such an incident or incur such expenses in the future. For more information on our cybersecurity risks, see “Technology Risks” included as part of our risk factor disclosures in Item 1A of this Annual Report on Form 10-K.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board of Directors (“Board”) and management.
The Audit and Risk Committee (the “Audit Committee”) of our Board is responsible for the oversight of risks from cybersecurity threats. On a quarterly basis, our CISO updates the Audit Committee on the Company’s IT risk program, including an overview of risks and trends, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and cybersecurity threat developments, as well as the steps management has taken to respond to these topics. This quarterly update is also made available to the full Board, and the Chair of the Audit Committee informs the Board of any key updates during quarterly reports to the Board. Members of the Board are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related events and to discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity risks are also considered during Board and Committee discussions of important matters such as enterprise risk management, operational and strategic planning, business continuity planning, mergers and acquisitions, reputation management and other relevant matters. The Board also conducts an annual education session on cybersecurity trends and risks.
Our cybersecurity risk management processes, which are discussed in greater detail above, are led by our CISO, who has over 20 years of work experience relating to cybersecurity, including at major financial institutions and consulting firms, involving the management of information security and the development of cybersecurity strategy, as well as relevant degrees and certifications, including holding a Bachelor of Science degree in Electrical and Computer Engineering. Our CISO oversees a team of approximately 50 professionals charged with the on-going management of our cybersecurity risk and strategy. These employees are informed about, and monitor the prevention, mitigation, detection, and remediation of, cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our ITROC, incident response plan and other processes. Our cybersecurity team includes managers that have expertise with cybersecurity, as demonstrated by prior work experience, possession of a cybersecurity certification or degrees or other cybersecurity experience. As detailed above, these members of management and management-level committees report to the Audit Committee about cybersecurity threat risks, among other cybersecurity-related matters, at least quarterly.

Item 2.    Properties
As of December 31, 2023, our principal offices consisted of the following leased properties:

Location	Square Feet		Expiration Date
New York, New York	125,811	(1)	February 28, 2033
Budapest, Hungary	70,833	(2)	February 28, 2029
Mumbai, India	63,143		July 31, 2032
Monterrey, Mexico	56,213		October 31, 2028
London, England	30,519		December 25, 2026
Pune, India	24,434		January 19, 2026
Manila, Philippines	20,904		February 28, 2027
Berkeley, California	19,808		February 28, 2030
Hoboken, New Jersey	19,018		November 30, 2026
Stellenbosch, South Africa	18,611		September 30, 2026
________________
(1)As of December 31, 2023, 41,759 square feet of this location have been subleased.
(2)As of December 31, 2023, 17,059 square feet of this location have been subleased.
As of December 31, 2023, we had more than 30 leased and occupied locations of which the principal offices are listed above. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “MSCI.” As of February 2, 2024, there were 101 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of beneficial holders, we are unable to estimate the total number of shareholders represented by these shareholders of record.
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
The following table provides information with respect to purchases made by or on behalf of the Company of its shares of common stock during the quarter ended December 31, 2023.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2023-October 31, 2023	52	$523.17	—	$845,668,000
November 1, 2023-November 30, 2023	63	$526.57	—	$845,668,000
December 1, 2023-December 31, 2023	—	$—	—	$845,668,000
Total	115	$525.03	—	$845,668,000
________________
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
(3)See Note 11, “Shareholders’ Equity (Deficit),” of the Notes to the Consolidated Financial Statements included herein for further information regarding our stock repurchase program.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in the year ended December 31, 2023.
Use of Proceeds from Sale of Registered Securities
None.

FIVE-YEAR STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total shareholders’ return on our common stock, the Standard & Poor’s 500 Stock Index and the MSCI USA Financials Index since December 31, 2018 assuming an investment of $100 at the closing price on December 31, 2018. In calculating total annual shareholders’ return, reinvestment of dividends, if any, is assumed. The indexes are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indexes are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Cumulative Total Shareholders' Return
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
MSCI Inc.
S&P 500
MSCI USA Financials

Total Investment Value

	Years Ended
	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
MSCI Inc.	$100	$177	$309	$427	$327	$402
S&P 500	$100	$131	$156	$200	$164	$207
MSCI USA Financials Index	$100	$133	$130	$177	$155	$178

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is a discussion and analysis of the financial condition and results of the operations of MSCI Inc. and its consolidated subsidiaries for the year ended December 31, 2023. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The discussion summarizing the significant factors affecting the results of operations and financial condition of MSCI for the year ended December 31, 2022 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), which was filed with the Securities and Exchange Commission on February 10, 2023.
Overview
We are a leading provider of critical decision support tools and solutions for the global investment community. Our mission-critical offerings help investors address the challenges of a transforming investment landscape and power better investment decisions. Leveraging our knowledge of the global investment process and our expertise in research, data and technology, we enable our clients to understand and analyze key drivers of risk and return and confidently and efficiently build more effective portfolios. The Company has five operating segments: Index, Analytics, ESG and Climate, Real Assets and Private Capital Solutions (formerly Burgiss), which are presented as the following four reportable segments: Index, Analytics, ESG and Climate and All Other – Private Assets.
During the year ended December 31, 2023, we renamed the The Burgiss Group, LLC (“Burgiss”) operating segment to Private Capital Solutions. The operating segments of Real Assets and Private Capital Solutions do not individually meet the segment reporting thresholds and have been combined and presented as part of the All Other – Private Assets reportable segment.
Our growth strategy includes: (a) extending leadership in research-enhanced content across asset classes, (b) leading the enablement of ESG and climate investment integration, (c) enhancing distribution and content-enabling technology, (d) expanding solutions that empower client customization, (e) strengthening client relationships and growing into strategic partnerships with clients and (f) executing strategic relationships and acquisitions with complementary data, content and technology companies. For more information about our Company’s operations, see “Item 1: Business”.
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
Non-recurring revenues primarily represent fees earned on products and services where we typically do not have renewal clauses within the contract. Examples of such products and services include one-time license fees, certain derivative financial products, certain implementation services, historical data sets and, occasionally, fees for unlicensed usage of our content in historical periods. Based on the nature of the services provided, non-recurring revenues are generally billed either in advance or after delivery and recognized point in time or over the service period.
See Note 1, “Introduction and Basis of Presentation” and Note 3, “Revenue Recognition” of the Notes to the Consolidated Financial Statements included herein for additional information on revenue recognition.
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
Amortization of Intangible Assets
Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and capitalization of internally developed software projects. Intangibles arising from past acquisitions consist of customer relationships, proprietary data, trademarks and trade names and technology and software. We amortize definite-lived intangible assets over their estimated useful lives. See Note 1, “Introduction and Basis of Presentation” and Note 9, “Goodwill and Intangible Assets, Net” of the Notes to the Consolidated Financial Statements included herein for additional information on intangible assets and amortization expense.
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
Non-GAAP Financial Measures
Adjusted EBITDA
“Adjusted EBITDA,” a non-GAAP measure used by management to assess operating performance, is defined as net income before (1) provision for income taxes, (2) other expense (income), net, (3) depreciation and amortization of property, equipment and leasehold improvements, (4) amortization of intangible assets and, at times, (5) certain other transactions or adjustments, including, when applicable, impairment related to sublease of leased property and certain acquisition-related integration and transaction costs.
“Adjusted EBITDA expenses,” a non-GAAP measure used by management to assess operating performance, is defined as operating expenses less depreciation and amortization of property, equipment and leasehold improvements and amortization of intangible assets and, at times, certain other transactions or adjustments, including, when applicable, impairment related to sublease of leased property and certain acquisition-related integration and transaction costs.
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
Operating Metrics
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
Goodwill
Goodwill is recorded as a result of business combinations undertaken by the Company when the purchase price exceeds the fair value of the net tangible assets and separately identifiable intangible assets acquired. We test goodwill for impairment on an annual basis on July 1st and on an interim basis when certain events and circumstances exist. The test for impairment is performed at the reporting unit level. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test; however, on a periodic basis, we may elect to bypass the qualitative assessment and proceed directly to the quantitative test. When performing the quantitative test for impairment, we use the income approach to estimate the fair value of each reporting unit. Under the income approach, we estimate the fair value of each reporting unit based on the present value of estimated future cash flows. Estimating discounted future cash flows requires significant management judgment including in estimating forecasted future cash flows and determining both discount rates and terminal growth rates. Forecasted future cash flows are estimated based on a combination of historical experience and assumptions regarding the future growth and profitability of each reporting unit. Discount rates are selected based on discount rates of similar public companies to the reporting unit being valued and terminal growth rates are selected based on consideration of growth rates used during the reporting unit’s forecast period in combination with economic conditions. These assumptions require management’s judgment and changes to these estimates or assumptions could materially affect the determination of the reporting unit’s fair value. Any impairment is measured as the difference between the carrying amount and its fair value. Based on our qualitative assessment for 2023, we determined that it was not more likely than not that the fair value of the company’s reporting units is less than their respective carrying values and no impairments were recorded. See Note 1, “Introduction and Basis of Presentation” and Note 9, “Goodwill and Intangible Assets, Net” of the Notes to the Consolidated Financial Statements included herein for additional information on goodwill.
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
With respect to our acquisition of Burgiss on October 2, 2023, the valuation of intangible assets, as part of the acquisition method of accounting, was subjective and based, in part, on inputs that were unobservable. The significant assumptions used to estimate the fair value of the acquired intangible assets included forecasted cash flows, which were determined based on certain assumptions that included, among others, projected future revenues, and expected market royalty rates, technology obsolescence rates and discount rates. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and assumed liabilities of Burgiss differently from the allocation that we have made.
We amortize our intangible assets over the estimated period of economic benefit. If the estimated period of economic benefit is changed, the prospective amortization of the intangible asset could materially change.
See Note 1, “Introduction and Basis of Presentation” and Note 9, “Goodwill and Intangible Assets, Net” of the Notes to the Consolidated Financial Statements included herein for additional information on intangible assets and amortization expense.
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
See Note 1, “Introduction and Basis of Presentation” and Note 12, “Income Taxes” of the Notes to the Consolidated Financial Statements included herein for additional information on income taxes.
Factors Affecting the Comparability of Results
Acquisitions of Burgiss and Trove
On October 2, 2023, the Company acquired the remaining 66.4% interest in Burgiss for $696.8 million in cash. The Company’s existing 33.6% interest had a fair value at acquisition date of $353.2 million which resulted in a non-taxable gain of $143.0 million for the twelve months ending December 31, 2023.
Prior to the acquisition, the Company’s ownership interest in Burgiss was classified as an equity-method investment. Therefore, the All Other – Private Assets segment did not include the Company’s proportionate share of operating revenues and Adjusted EBITDA related to Burgiss. The Company’s proportionate share of the income or loss from its equity-method investment in Burgiss was reported as a component of other (expense) income, net.
Following the acquisition, the consolidated results of Burgiss are included in the Company’s Private Capital Solutions operating segment (formerly known as Burgiss), which is combined and presented as part of the All Other – Private Assets reportable segment. See Note 5, “Acquisitions,” and Note 13, “Segment Information” of the Notes to the Consolidated Financial Statements included herein for additional information on the acquisition of Burgiss.
On November 1, 2023 MSCI completed the acquisition of Trove Research Ltd (“Trove”), a carbon markets intelligence provider for approximately $37.9 million in cash. Trove is a part of the ESG and Climate operating segment.
Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product or reportable segment as follows: Index, Analytics, ESG and Climate and All Other – Private Assets.

The following table presents operating revenues by type for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Recurring subscriptions	$1,871,290	$1,659,523	12.8%
Asset-based fees	557,502	528,127	5.6%
Non-recurring	100,128	60,948	64.3%
Total operating revenues	$2,528,920	$2,248,598	12.5%
Total operating revenues increased 12.5% for the year ended December 31, 2023. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, total operating revenues would have increased 11.4%.
Operating revenues from recurring subscriptions increased 12.8% for the year ended December 31, 2023, primarily driven by strong growth in Index products, which increased $84.9 million, or 11.6%, strong growth in ESG and Climate products, which increased $59.2 million, or 26.5%, growth in Analytics products, which increased $36.3 million, or 6.4%, and strong growth in All Other - Private Assets products, which increased $31.4 million, or 22.5%. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 11.4%.
Operating revenues from asset-based fees increased 5.6% for the year ended December 31, 2023, mainly driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by a decrease in revenues from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 7.3%, primarily driven by an increase in average AUM. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 5.0%, primarily driven by an increase in average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes decreased by 7.5%, driven by volume decreases.
Operating revenues from non-recurring revenues increased 64.3% for the year ended December 31, 2023, primarily driven by fees for unlicensed usage of our content in historical periods, as well as growth in non-recurring licensed data products.
The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2022				2023
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
AUM in ETFs linked to MSCI equity indexes(1) (2)	$1,389.3	$1,189.5	$1,081.2	$1,222.9	$1,305.4	$1,372.5	$1,322.8	$1,468.9
Sequential Change in Value
Market Appreciation/(Depreciation)	$(89.7)	$(207.3)	$(105.7)	$118.8	$75.1	$48.4	$(56.1)	$130.5
Cash Inflows/(Outflows)	27.4	7.5	(2.6)	22.9	7.4	18.7	6.4	15.6
Total Change	$(62.3)	$(199.8)	$(108.3)	$141.7	$82.5	$67.1	$(49.7)	$146.1
The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	Year-to-Date Average
	2022				2023
(in billions)	March	June	September	December	March	June	September	December
AUM in ETFs linked to MSCI equity indexes(1) (2)	$1,392.5	$1,338.9	$1,295.6	$1,267.2	$1,287.5	$1,310.7	$1,332.6	$1,340.7
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
For the year ended December 31, 2023, the average value of AUM in ETFs linked to MSCI equity indexes was up $73.5 billion, or 5.8%.
The following table presents operating revenues by reportable segment and revenue type for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Operating revenues:
Index
Recurring subscriptions	$814,582	$729,710	11.6%
Asset-based fees	557,502	528,127	5.6%
Non-recurring	79,731	45,372	75.7%
Index total	1,451,815	1,303,209	11.4%
Analytics
Recurring subscriptions	603,291	567,004	6.4%
Non-recurring	12,665	9,103	39.1%
Analytics total	615,956	576,107	6.9%
ESG and Climate
Recurring subscriptions	282,351	223,160	26.5%
Non-recurring	5,217	5,151	1.3%
ESG and Climate total	287,568	228,311	26.0%
All Other - Private Assets
Recurring subscriptions	171,066	139,649	22.5%
Non-recurring	2,515	1,322	90.2%
All Other - Private Assets total	173,581	140,971	23.1%
Total operating revenues	$2,528,920	$2,248,598	12.5%
Refer to the section titled “Segment Results” that follows for further discussion of segment revenues.
Operating Expenses
Total operating expenses increased 9.9% for the year ended December 31, 2023. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 9.8%.
The following table presents operating expenses by activity category for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Operating expenses:
Cost of revenues	$446,581	$404,341	10.4%
Selling and marketing	276,204	264,583	4.4%
Research and development	132,121	107,205	23.2%
General and administrative	153,967	146,857	4.8%
Amortization of intangible assets	114,429	91,079	25.6%
Depreciation and amortization of property, equipment and leasehold improvements	21,009	26,893	(21.9%)
Total operating expenses	$1,144,311	$1,040,958	9.9%

Cost of Revenues
Cost of revenues increased 10.4% for the year ended December 31, 2023, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation costs, partially offset by lower severance costs.
Selling and Marketing
Selling and marketing expenses increased 4.4% for the year ended December 31, 2023, reflecting increases across all reportable segments. The change was primarily driven by increases in compensation and benefits costs, relating to higher wages and salaries and incentive compensation costs, partially offset by lower benefits costs, as well as increases in non-compensation costs, primarily reflecting increased marketing costs and travel and entertainment expenses.
Research and Development
R&D expenses increased 23.2% for the year ended December 31, 2023, reflecting increases across the ESG and Climate, All Other – Private Assets and Index reportable segments, partially offset by decreases in the Analytics reportable segment. The change was primarily driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation costs, partially offset by increased capitalization of costs related to internally developed software projects. The change was also driven by increases in non-compensation costs, primarily relating to higher information technology costs.
General and Administrative
G&A expenses increased 4.8% for the year ended December 31, 2023, reflecting increases across the ESG and Climate, Index and Analytics reportable segments, partially offset by decreases in the All Other - Private Assets reportable segment. The change was primarily driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation costs and wages and salaries partially offset by lower severance costs. The change was also driven by increases in transaction related expenses due to the acquisition of Burgiss and Trove, partially offset by decreases in professional fees.
The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Compensation and benefits	$722,789	$652,364	10.8%
Non-compensation expenses	286,084	270,622	5.7%
Amortization of intangible assets	114,429	91,079	25.6%
Depreciation and amortization of property, equipment and leasehold improvements	21,009	26,893	(21.9%)
Total operating expenses	$1,144,311	$1,040,958	9.9%
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
We had 5,794 employees as of December 31, 2023 compared to 4,759 employees as of December 31, 2022, reflecting a 21.7% growth in the number of employees. The increase is primarily driven by the Burgiss and Trove acquisitions. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of December 31, 2023, 66.5% of our employees were located in emerging market centers compared to 65.0% as of December 31, 2022.
Compensation and benefits costs increased 10.8% for the year ended December 31, 2023, primarily driven by an increase in wages and salaries and incentive compensation costs due to headcount growth, partially offset by lower severance costs and increased capitalization of expenses related to internally developed software projects Adjusting for the impact of foreign currency exchange rate fluctuations and the Burgiss and Trove acquisitions, compensation and benefits costs would have increased by 8.0%.
Non-compensation expenses increased 5.7% for the year ended December 31, 2023, primarily driven by higher information technology, market data and marketing expenses, partially offset by lower professional fees. Adjusting for the impact of foreign currency exchange rate fluctuations and the Burgiss and Trove acquisitions, non-compensation expenses would have increased by 2.9%.
Amortization of Intangible Assets
Amortization of intangible assets expense increased 25.6% for the year ended December 31, 2023, driven by higher amortization of internal use software and additional amortization recognized on acquired intangible assets from the acquisitions of Burgiss and Trove.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements decreased 21.9% for the year ended December 31, 2023, primarily driven by lower depreciation on computers and related equipment.
Total Other Expense (Income), Net
The following table shows our other expense (income), net for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Interest income	$(34,479)	$(11,769)	193.0%
Interest expense	186,679	171,571	8.8%
Gain on remeasurement of equity method investment	(143,029)	—	—%
Other expense (income)	6,377	3,997	59.5%
Total other expense (income), net	$15,548	$163,799	(90.5%)
Total other expense (income), net decreased 90.5% for the year ended December 31, 2023, primarily driven by the non-taxable one-time gain on the remeasurement of our equity method investment in Burgiss of $143.0 million and higher interest income due to higher interest rates on outstanding cash balances, partially offset by higher interest expense due to higher average debt levels and interest rates.
Income Taxes
The following table shows our income tax provision and effective tax rate for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Provision for income taxes	$220,469	$173,268	27.2%
ETR	16.1%	16.6%	(3.0%)
The effective tax rate of 16.1% for the year ended December 31, 2023 reflects a benefit of $21.5 million from the non-taxable gain on Burgiss, partially offset by the remeasurement of the deferred tax liability on the Company’s previous equity method investment in Burgiss. In addition, the effective tax rate reflects the impact of certain favorable discrete items totaling $29.5 million, consisting of the recognition of $13.9 million of tax basis on intangible assets established under a foreign law change, $11.4 million of excess tax benefits recognized on share-based compensation vested during the period and $4.2 million related to miscellaneous prior year adjustments.
The effective tax rate of 16.6% for the year ended December 31, 2022 reflects the impact of certain favorable discrete items totaling $29.1 million, in relation to pretax income, primarily related to $28.4 million of excess tax benefits recognized on share-based compensation vested during the period.

Net Income
The following table shows our net income for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Net income	$1,148,592	$870,573	31.9%
As a result of the factors described above, net income increased 31.9% for the year ended December 31, 2023.
Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares and common shares outstanding for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	% Change
Weighted average shares outstanding:
Basic	79,462	80,746	(1.6%)
Diluted	79,843	81,215	(1.7%)
The following table shows our common shares outstanding for the periods indicated:

	As of		% Change
(in thousands)	December 31, 2023	December 31, 2022
Common shares outstanding	79,091	79,960	(1.1%)
The decrease in weighted average shares and common shares outstanding primarily reflects the impact of share repurchases made pursuant to the Company’s stock repurchase program.
Adjusted EBITDA
The following table presents non-GAAP Adjusted EBITDA, Adjusted EBITDA expenses and Adjusted EBITDA margin for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Operating revenues:	$2,528,920	$2,248,598	12.5%
Adjusted EBITDA expenses	1,005,969	918,927	9.5%
Adjusted EBITDA	$1,522,951	$1,329,671	14.5%
Operating margin %	54.8%	53.7%
Adjusted EBITDA margin %	60.2%	59.1%
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

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Net income	$1,148,592	$870,573	31.9%
Provision for income taxes	220,469	173,268	27.2%
Other expense (income), net	15,548	163,799	(90.5%)
Operating income	1,384,609	1,207,640	14.7%
Amortization of intangible assets	114,429	91,079	25.6%
Depreciation and amortization of property, equipment and leasehold improvements	21,009	26,893	(21.9%)
Impairment related to sublease of leased property	477	—	—%
Acquisition-related integration and transaction costs (1)	2,427	4,059	(40.2%)
Consolidated Adjusted EBITDA	$1,522,951	$1,329,671	14.5%

Index Adjusted EBITDA	1,106,973	985,407	12.3%
Analytics Adjusted EBITDA	274,875	247,895	10.9%
ESG and Climate Adjusted EBITDA	91,678	61,094	50.1%
All Other - Private Assets Adjusted EBITDA	49,425	35,275	40.1%
Consolidated Adjusted EBITDA	$1,522,951	$1,329,671	14.5%
________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.
The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Total operating expenses	$1,144,311	$1,040,958	9.9%
Amortization of intangible assets	114,429	91,079	25.6%
Depreciation and amortization of property, equipment and leasehold improvements	21,009	26,893	(21.9%)
Impairment related to sublease of leased property	477	—	—%
Acquisition-related integration and transaction costs (1)	2,427	4,059	(40.2%)
Consolidated Adjusted EBITDA expenses	$1,005,969	$918,927	9.5%

Index Adjusted EBITDA expenses	344,842	317,802	8.5%
Analytics Adjusted EBITDA expenses	341,081	328,212	3.9%
ESG and Climate Adjusted EBITDA expenses	195,890	167,217	17.1%
All Other - Private Assets Adjusted EBITDA expenses	124,156	105,696	17.5%
Consolidated Adjusted EBITDA expenses	$1,005,969	$918,927	9.5%
________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.

Segment Results
The results for each of our four reportable segments for the years ended December 31, 2023, and 2022 are presented below:
Index Segment
The following table presents the results for the Index segment for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Operating revenues:
Recurring subscriptions	$814,582	$729,710	11.6%
Asset-based fees	557,502	528,127	5.6%
Non-recurring	79,731	45,372	75.7%
Operating revenues total	1,451,815	1,303,209	11.4%
Adjusted EBITDA expenses	344,842	317,802	8.5%
Adjusted EBITDA	$1,106,973	$985,407	12.3%
Adjusted EBITDA margin %	76.2%	75.6%
Index operating revenues increased 11.4% for the year ended December 31, 2023, driven by strong growth from both recurring subscriptions and non-recurring revenues, as well as growth from asset-based fees. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating segment revenues would have increased 11.5%.
Revenues from recurring subscriptions increased 11.6% for the year ended December 31, 2023, primarily driven by strong growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 5.6% for the year ended December 31, 2023, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by a decrease in revenues from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 7.3%, primarily driven by an increase in average AUM. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 5.0%, primarily driven by an increase in average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes decreased by 7.5%, driven by volume decreases.
Operating revenues from non-recurring revenues increased 75.7% for the year ended December 31, 2023, primarily driven by fees for unlicensed usage of our content in historical periods, as well as growth in non-recurring licensed data products.
Index segment Adjusted EBITDA expenses increased 8.5% for the year ended December 31, 2023, primarily driven by higher compensation expenses across all expense activity categories. The increase reflects higher incentive compensation and wages and salaries, partially offset by lower severance and benefits costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased 8.3%.
Analytics Segment
The following table presents the results for the Analytics segment for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Operating revenues:
Recurring subscriptions	$603,291	$567,004	6.4%
Non-recurring	12,665	9,103	39.1%
Operating revenues total	615,956	576,107	6.9%
Adjusted EBITDA expenses	341,081	328,212	3.9%
Adjusted EBITDA	$274,875	$247,895	10.9%
Adjusted EBITDA margin %	44.6%	43.0%

Analytics operating revenues increased 6.9% for the year ended December 31, 2023, primarily driven by growth from recurring subscriptions related to both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 7.2%.
Analytics segment Adjusted EBITDA expenses increased 3.9% for the year ended December 31, 2023, primarily driven by higher compensation expenses across the cost of revenues, selling and marketing and G&A expense activity categories, partially offset by lower compensation expenses in the R&D expense activity category. The increase reflects higher incentive compensation and wages and salaries, partially offset by lower severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 3.7%.
ESG and Climate Segment
The following table presents the results for the ESG and Climate segment for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Operating revenues:
Recurring subscriptions	$282,351	$223,160	26.5%
Non-recurring	5,217	5,151	1.3%
Operating revenues total	287,568	228,311	26.0%
Adjusted EBITDA expenses	195,890	167,217	17.1%
Adjusted EBITDA	$91,678	$61,094	50.1%
Adjusted EBITDA margin %	31.9%	26.8%
ESG and Climate operating revenues increased 26.0% for the year ended December 31, 2023, primarily driven by strong growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 24.8%.
ESG and Climate segment Adjusted EBITDA expenses increased 17.1% for the year ended December 31, 2023, primarily driven by higher compensation and non-compensation expenses across all expense activity categories. The increase reflects higher wages and salaries, incentive compensation, benefits and information technology costs. The increase was partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 15.4%.
All Other – Private Assets Segment
The following table presents the results for the All Other – Private Assets segment for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Operating revenues:
Recurring subscriptions	$171,066	$139,649	22.5%
Non-recurring	2,515	1,322	90.2%
Operating revenues total	173,581	140,971	23.1%
Adjusted EBITDA expenses	124,156	105,696	17.5%
Adjusted EBITDA	$49,425	$35,275	40.1%
Adjusted EBITDA margin %	28.5%	25.0%
All Other – Private Assets operating revenues increased 23.1% for the year ended December 31, 2023, primarily driven by revenues attributable to the acquisition of Burgiss as well as growth from recurring subscriptions related to Index Intel, Climate Insights, Property Intel and Real Capital Analytics (“RCA”), partially offset by unfavorable foreign currency exchange rate fluctuations. Adjusting for the impact of the acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 5.7%.

All Other – Private Assets segment Adjusted EBITDA expenses increased 17.5% for the year ended December 31, 2023, primarily driven by higher compensation and non-compensation expenses across the R&D, cost of revenues and selling and marketing expense activity categories, partially offset by lower compensation and non-compensation expenses in the G&A expense activity category. The increase reflects higher wages and salaries, incentive compensation and higher information technology costs, partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of the acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other - Private Assets Adjusted EBITDA expenses would have decreased 4.3%.
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
•fluctuations in foreign currency exchange rates; and
•the impact of acquisitions and divestitures.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the years indicated:

	As of
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Index:
Recurring subscriptions	$861,366	$777,633	10.8%
Asset-based fees	590,872	514,253	14.9%
Index total	1,452,238	1,291,886	12.4%
Analytics	661,922	616,069	7.4%
ESG and Climate	319,324	267,019	19.6%
All Other - Private Assets	252,677	145,333	73.9%
Total Run Rate	$2,686,161	$2,320,307	15.8%

Recurring subscriptions total	$2,095,289	$1,806,054	16.0%
Asset-based fees	590,872	514,253	14.9%
Total Run Rate	$2,686,161	$2,320,307	15.8%
Total Run Rate increased 15.8% for the year ended December 31, 2023, driven by a 16.0% increase from recurring subscriptions and by a 14.9% increase from asset-based fees. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 9.9%.
Run Rate from Index recurring subscriptions increased 10.8% for the year ended December 31, 2023, primarily driven by market cap-weighted products, custom Index products and special packages as well as factor, ESG and climate products. The increase reflected growth across all regions and client segments.
Run Rate from Index asset-based fees increased 14.9% for the year ended December 31, 2023, primarily driven by higher AUM in ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by lower exchange traded futures and options volume.
Run Rate from Analytics products increased 7.4% for the year ended December 31, 2023, driven by growth in both Multi-Asset Class and Equity Analytics products and reflecting growth across all regions. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 7.2%.
Run Rate from ESG and Climate products increased 19.6% for the year ended December 31, 2023, primarily driven by strong growth in Ratings, Screening and Climate products. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 16.1%.
Run Rate from All Other - Private Assets increased 73.9% for the year ended December 31, 2023, and included $98.0 million associated with Burgiss. Excluding the impact of the acquisition of Burgiss, the growth was primarily driven by Index Intel, RCA and Performance Insights products as well as favorable foreign currency exchange rate fluctuations. This increase reflected growth across all regions. Adjusting for the impact of the acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other - Private Assets Run Rate would have increased 4.9%.
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
The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the years indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
New recurring subscription sales
Index	$116,016	$109,699	5.8%
Analytics	79,035	75,584	4.6%
ESG and Climate	55,092	78,980	(30.2%)
All Other - Private Assets	26,175	23,213	12.8%
New recurring subscription sales total	276,318	287,476	(3.9%)
Subscription cancellations
Index	(32,298)	(27,103)	19.2%
Analytics	(34,675)	(37,171)	(6.7%)
ESG and Climate	(10,923)	(5,618)	94.4%
All Other - Private Assets	(15,337)	(7,569)	102.6%
Subscription cancellations total	(93,233)	(77,461)	20.4%
Net new recurring subscription sales
Index	83,718	82,596	1.4%
Analytics	44,360	38,413	15.5%
ESG and Climate	44,169	73,362	(39.8%)
All Other - Private Assets	10,838	15,644	(30.7%)
Net new recurring subscription sales total	183,085	210,015	(12.8%)
Non-recurring sales
Index	87,775	57,560	52.5%
Analytics	14,379	11,143	29.0%
ESG and Climate	5,625	4,268	31.8%
All Other - Private Assets	2,151	1,264	70.2%
Non-recurring sales total	109,930	74,235	48.1%
Gross sales
Index	$203,791	$167,259	21.8%
Analytics	93,414	86,727	7.7%
ESG and Climate	60,717	83,248	(27.1%)
All Other - Private Assets	28,326	24,477	15.7%
Total gross sales	$386,248	$361,711	6.8%
Net sales
Index	$171,493	$140,156	22.4%
Analytics	58,739	49,556	18.5%
ESG and Climate	49,794	77,630	(35.9%)
All Other - Private Assets	12,989	16,908	(23.2%)
Total net sales	$293,015	$284,250	3.1%

Retention Rate
Another key metric is our “Retention Rate.” The following table presents our Retention Rate by reportable segment for the periods indicated:

	Index	Analytics	ESG and Climate (1)	All Other - Private Assets (2)	Total
2023
Three Months Ended March 31,	96.4%	94.0%	96.1%	92.1%	95.2%
Three Months Ended June 30,	95.8%	95.2%	96.9%	92.8%	95.5%
Three Months Ended September 30,	96.2%	95.1%	96.0%	91.3%	95.4%
Three Months Ended December 31,(3)	95.0%	93.1%	94.7%	88.8%	93.6%
Year Ended December 31,(3)	95.8%	94.4%	95.9%	90.4%	94.7%
2022
Three Months Ended March 31,	96.6%	94.4%	98.7%	94.1%	95.9%
Three Months Ended June 30,	95.9%	94.3%	97.3%	96.0%	95.5%
Three Months Ended September 30,	96.9%	95.9%	97.4%	94.8%	96.4%
Three Months Ended December 31,	95.0%	90.0%	95.4%	92.6%	93.0%
Year Ended December 31,	96.1%	93.6%	97.2%	94.4%	95.2%
______________________________
(1)Includes Trove’s Run Rate commencing as of the acquisition date of November 1, 2023.
(2)Includes Burgiss’s Run Rate commencing as of the acquisition date of October 2, 2023.
(3)Retention rate for ESG and Climate excluding the impact of the acquisition of Trove was 94.7% and 95.9% for the three months and year ended December 31, 2023, respectively. Retention rate for All Other – Private Assets excluding the impact of the acquisition of Burgiss was 88.6% and 91.2% for the three months and year ended December 31, 2023, respectively.
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
For example, in the fourth quarter of 2023, we recorded cancellations of $30.6 million. To derive the Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $30.6 million to derive $122.2 million of annualized cancellations. This $122.2 million was then divided by the $1,904.2 million subscription Run Rate at the beginning of the year, which is adjusted to include Burgiss’ and Trove’s Run Rate as of the date of acquisition, to derive a cancellation rate of 6.4%. The 6.4% was then subtracted from 100.0% to derive a Retention Rate of 93.6% for the fourth quarter.
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
For the year ended December 31, 2023, 32.8% of our cancellations occurred in the fourth quarter. In our product lines, Retention Rate is generally higher during the first three quarters and lower in the fourth quarter, as the fourth quarter is traditionally the largest renewal period in the year.

Liquidity and Capital Resources
We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, existing cash and cash equivalents and credit capacity under our existing credit facility. In addition, we believe we have access to additional funding in the public and private markets. We intend to use these sources of liquidity to, among other things, service our existing and future debt obligations, fund our working capital requirements for capital expenditures, investments, acquisitions and dividend payments, and make repurchases of our common stock. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. The Company used available cash to fund the acquisition of the remaining interest in Burgiss on October 2, 2023. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.
Senior Notes and Credit Agreement
As of December 31, 2023, we had an aggregate of $4,200.0 million in Senior Notes outstanding. In addition, under the Prior Credit Agreement, we had as of December 31, 2023: (i) an aggregate of $339.1 million in Tranche A Term Loans outstanding under the TLA Facility and (ii) $500 million of undrawn borrowing capacity under the Revolving Credit Facility. See Note 6, “Debt,” of the Notes to Consolidated Financial Statements included herein for additional information on our outstanding indebtedness and Revolving Credit Facility.
On January 26, 2024, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) amending and restating in its entirety the Prior Credit Agreement. The Credit Agreement makes available an aggregate of $1,250.0 million of revolving loan commitments under the Revolving Credit Facility, which may be drawn until January 26, 2029. The Revolving Credit Facility under the Credit Agreement was drawn at closing in an amount sufficient to prepay all term loans outstanding under the TLA Facility under the Prior Credit Agreement. The obligations under the Credit Agreement are general unsecured obligations of the Company.
As of December 31, 2023, the Senior Notes and the Prior Credit Agreement were fully and unconditionally, and jointly and severally, guaranteed by our direct or indirect wholly owned domestic subsidiaries that account for more than 5% of our and our subsidiaries’ consolidated assets, other than certain excluded subsidiaries (the “subsidiary guarantors”). Upon the closing of the Credit Agreement on January 26, 2024, the subsidiary guarantors’ were released from their guarantees under the Prior Credit Agreement and the indentures governing our Senior Notes (the “Indentures”).
The Indentures among us and Computershare, National Association, as trustee and successor to Wells Fargo Bank, National Association, contain covenants that limit our and our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets, and that limit the ability of our subsidiaries to incur certain additional indebtedness.
The Credit Agreement also contains covenants that limit our and our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets, and that limit the ability of our subsidiaries to incur certain additional indebtedness.
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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for four fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 4.00:1.00. As of December 31, 2023, our Consolidated Leverage Ratio was 2.64:1.00 and our Consolidated Interest Coverage Ratio was 8.92:1.00.
As of December 31, 2023, the non-guarantor subsidiaries under the Senior Notes and the Prior Credit Agreement consisted of: (i) domestic subsidiaries of the Company that accounted for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that was deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. The non-guarantor subsidiaries accounted for approximately $1,544.8 million, or 61.1%, of our total revenue for the trailing 12 months ended December 31, 2023, approximately $745.3 million, or 53.8%, of our consolidated operating income for the trailing 12 months ended December 31, 2023, and approximately $1,149.8 million, or 20.8%, of our consolidated total assets (excluding intercompany assets) and $1,055.2 million, or 16.9%, of our consolidated total liabilities, in each case as of December 31, 2023. Upon the closing of the Credit Agreement on January 26, 2024, the subsidiary guarantors were released from their guarantees under the Prior Credit Agreement and Indentures.
Share Repurchases
In 2022, our Board of Directors approved a stock repurchase program for the purchase of shares of the Company’s common stock in the open market. See Note 11, “Shareholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements included herein for additional information on our stock repurchase program.
As of trade date February 8, 2024, a total of $845.7 million of authorization remained available under the share repurchase program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On September 17, 2014, our Board of Directors approved a plan to initiate a regular quarterly cash dividend to our shareholders. On October 30, 2014, we began paying regular quarterly cash dividends and have paid such dividends each quarter thereafter.
On January 29, 2024, the Board of Directors declared a quarterly cash dividend of $1.60 per share for the three months ending March 31, 2024. This reflects an increase of 15.9% over the quarterly cash dividend declared for the three months ended December 31, 2023. The first quarter 2024 dividend is payable on February 29, 2024 to shareholders of record as of the close of trading on February 16, 2024.
Cash Flows
The following table presents the Company’s cash and cash equivalents, including restricted cash, as of the dates indicated:

	As of
(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents (includes restricted cash of $3,878 and $368 at December 31 2023 and December 31 2022, respectively)	$461,693	$993,564
The following table presents the breakdown of the Company’s cash flows for the periods indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022
Net cash provided by operating activities	$1,236,029	$1,095,369
Net cash used in investing activities	(819,378)	(79,335)
Net cash provided by (used in) financing activities	(953,931)	(1,425,380)
Effect of exchange rate changes	5,409	(18,539)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(531,871)	$(427,885)
Cash and Cash Equivalents
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of December 31, 2023 and 2022, $285.2 million and $344.5 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by higher cash collections from customers, partially offset by higher income tax payments and cash expenses, mainly reflecting higher cash compensation.

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
Cash Flows From Investing Activities
The year-over-year change was primarily driven by the acquisitions of Burgiss and Trove.
Cash Flows From Financing Activities
The year-over-year change was primarily driven by the impact of lower share repurchases, partially offset by lower proceeds from borrowings.
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
Contractual Obligations
Our contractual obligations consist primarily of our debt obligations arising from the issuance of the Senior Notes, Tranche A Term Loans, leases for office space, leases for equipment and other operating leases and obligations to vendors arising out of market data contracts. The following table summarizes our contractual obligations for the periods indicated as of December 31, 2023:

		Years Ending December 31,
(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Senior Notes(1)	5,349,198	155,875	155,875	155,875	155,875	155,875	4,569,823
Tranche A Term Loans(2)	410,989	35,769	43,296	48,024	283,900	—	—
Operating leases	162,415	27,167	26,010	23,976	17,913	17,346	50,003
Vendor obligations	189,060	78,799	43,000	35,058	30,515	1,648	40
Other obligations(3)	17,927	7,968	9,959	—	—	—	—
Total contractual obligations	$6,129,589	$305,578	$278,140	$262,933	$488,203	$174,869	$4,619,866
______________________________
(1)Includes the impact of payments for the principal amount on the Senior Notes due 2029, the Senior Notes due 2030, the 3.875% Senior Notes due 2031, the 3.625% Senior Notes due 2031 and the Senior Notes due 2033 plus interest based on the 4.000%, 3.625%, 3.875%, 3.625% and 3.250% coupon interest rates, respectively.
(2)Includes the impact of payments for the principal amount as well as coupon interest payments at the interest rate in effect as of December 31, 2023 on the variable rate Tranche A Term Loans due 2027. On January 26, 2024, all Tranche A Term Loans under the TLA Facility of the Prior Credit Agreement were repaid in full from proceeds from the revolving credit facility under the Credit Agreement.
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2023 and 2022, 16.7% and 15.9%, respectively, of our revenues were subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 16.7% of non-U.S. dollar exposure for the year ended December 31, 2023, 41.9% was in Euros, 32.5% was in British pounds sterling and 17.7% was in Japanese yen. Of the 15.9% of non-U.S. dollar exposure for the year ended December 31, 2022, 41.4% was in Euros, 30.4% was in British pounds sterling and 18.8% was in Japanese yen.
Revenues from asset-based fees represented 22.0% and 23.5% of operating revenues for the years ended December 31, 2023 and 2022, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 42.4% and 42.1% of our operating expenses for the years ended December 31, 2023 and 2022, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Mexican pesos and Swiss francs.
We have certain monetary assets and liabilities denominated in currencies other than local functional amounts, and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $4.5 million for the year ended December 31, 2023 and foreign currency exchange gains of $0.5 million for the year ended December 31, 2022.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of MSCI Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of shareholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded The Burgiss Group, LLC and Trove Research Ltd from its assessment of internal control over financial reporting as of December 31, 2023, because they were acquired by the Company in purchase business combinations during 2023. We have also excluded The Burgiss Group, LLC and Trove Research Ltd from our audit of internal control over financial reporting. The Burgiss Group, LLC and Trove Research Ltd are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 0.7% and 1.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition - Recurring Subscriptions, Asset-Based Fees, and Non-Recurring Revenues
As described in Notes 1 and 3 to the consolidated financial statements, the Company recognized operating revenues of $2.4 billion for the year ended December 31, 2023, related to recurring subscriptions, asset-based fees, and non-recurring revenues from the Index, Analytics, and ESG and Climate segments. Recurring subscription revenues represent fees earned from clients primarily under renewable contracts or agreements and are generally paid annually in advance and recognized in most cases ratably over the term of the license or service pursuant to the contract terms. Asset-based fees are principally recognized based on the estimated assets under management (AUM) linked to the Company's indexes from independent third-party sources or the most recently reported information provided by the client. Asset-based fees also include revenues related to futures and options contracts linked to the Company’s indexes, which are primarily based on trading volumes and fee levels. Asset-based fees are generally variable based upon AUM or the volume of trades or fee levels and are generally billed quarterly in arrears. Non-recurring revenues primarily represent fees earned on products and services where the Company typically does not have renewal clauses within the contract. Examples of such products and services include one-time license fees, certain derivative financial products, certain implementation services, historical data sets and, occasionally, fees for unlicensed usage of content in historical periods. Based on the nature of the services provided, non-recurring revenues are generally billed either in advance or after delivery and recognized point in time or over the service period.
The principal considerations for our determination that performing procedures relating to revenue recognition for recurring subscriptions, asset-based fees, and non-recurring revenues is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over revenue transactions recognized as recurring subscriptions, asset-based fees, and non-recurring revenues. These procedures also included, among others, testing a sample of revenue transactions by obtaining and inspecting source documents which included (i) sales contracts or agreements, invoices, and cash receipts, where applicable, for recurring subscriptions and non-recurring revenues, and (ii) sales contracts or agreements, invoices, and cash receipts, where applicable, and AUM data from independent third-party sources or information provided by the Company’s customers, where applicable, to recalculate revenue recognized for asset-based fees.
Acquisition of The Burgiss Group, LLC - Valuation of Customer Relationships and Proprietary Data Intangible Assets
As described in Note 5 to the consolidated financial statements, in October 2023 the Company completed the acquisition of the remaining 66.4% interest in The Burgiss Group, LLC for an aggregate cash purchase price of $696.8 million. Of the acquired intangible assets, $229.9 million of proprietary data and $179.9 million of customer relationships were recorded. The fair values of acquired intangible assets were determined using the relief from royalty method for proprietary data and the multi-period excess earnings method for customer relationships. The significant assumptions used to estimate the fair value of the acquired customer relationships and proprietary data included forecasted cash flows and discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and proprietary data intangible assets acquired in the The Burgiss Group, LLC acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships and proprietary data intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to certain forecasted cash flows assumptions and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and proprietary data intangible assets. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for developing the fair value estimate of the customer relationships and proprietary data acquired. Testing management’s process included (i) evaluating the appropriateness of the relief from royalty and multi-period excess valuation methods used by management; (ii) testing the completeness and accuracy of data provided by management; and (iii) evaluating the reasonableness of the significant assumptions used by management related to certain forecasted cash flows assumptions and discount rates. Evaluating the reasonableness of certain forecasted cash flows assumptions for customer relationships and proprietary data involved considering (i) the company specific factors and the past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the relief from royalty and multi-period excess valuation methods and the reasonableness of certain significant assumptions related to the forecasted cash flows and discount rate assumptions.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 9, 2024
We have served as the Company’s auditor since 2014.

MSCI INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
(In thousands, except per share and share data)	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3,878 and $368 at December 31, 2023 and December 31, 2022, respectively)	$461,693	$993,564
Accounts receivable (net of allowances of $3,968 and $2,652 at December 31, 2023 and December 31, 2022, respectively)	839,555	663,236
Prepaid income taxes	59,002	36,654
Prepaid and other assets	57,903	54,520
Total current assets	1,418,153	1,747,974
Property, equipment and leasehold improvements, net	55,920	53,853
Right of use assets	115,243	126,584
Goodwill	2,887,692	2,229,670
Intangible assets, net	956,234	558,517
Equity method investment	—	214,389
Deferred tax assets	41,074	29,207
Other non-current assets	43,903	37,341
Total assets	$5,518,219	$4,997,535

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,812	$15,039
Income taxes payable	24,709	8,058
Accrued compensation and related benefits	219,456	182,370
Current portion of long-term debt	10,902	8,713
Other accrued liabilities	168,282	153,461
Deferred revenue	1,083,864	882,886
Total current liabilities	1,517,025	1,250,527
Long-term debt	4,496,826	4,503,233
Long-term operating lease liabilities	120,134	131,575
Deferred tax liabilities	27,028	29,098
Other non-current liabilities	96,970	91,027
Total liabilities	6,257,983	6,005,460

Commitments and Contingencies (see Note 6 and Note 10)

Shareholders' equity (deficit):
Preferred Stock (par value $0.01, 100,000,000 shares authorized, 0 shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 133,817,332 and 133,623,005 common shares issued and 79,091,212 and 79,959,989 common shares outstanding at December 31, 2023 and December 31, 2022, respectively)	1,338	1,336
Treasury shares, at cost (54,726,120 and 53,663,016 common shares held at December 31, 2023 and December 31, 2022, respectively)	(6,447,101)	(5,938,116)
Additional paid in capital	1,587,670	1,515,874
Retained earnings	4,179,681	3,473,192
Accumulated other comprehensive loss	(61,352)	(60,211)
Total shareholders' equity (deficit)	(739,764)	(1,007,925)
Total liabilities and shareholders' equity (deficit)	$5,518,219	$4,997,535
See Notes to Consolidated Financial Statements.

MSCI INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share data)	December 31, 2023	December 31, 2022	December 31, 2021
Operating revenues	$2,528,920	$2,248,598	$2,043,544

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	446,581	404,341	358,684
Selling and marketing	276,204	264,583	243,185
Research and development	132,121	107,205	111,564
General and administrative	153,967	146,857	147,893
Amortization of intangible assets	114,429	91,079	80,592
Depreciation and amortization of property, equipment and leasehold improvements	21,009	26,893	28,901
Total operating expenses	1,144,311	1,040,958	970,819

Operating income	1,384,609	1,207,640	1,072,725

Interest income	(34,479)	(11,769)	(1,497)
Interest expense	186,679	171,571	159,614
Gain on remeasurement of equity method investment	(143,029)	—	—
Other expense (income)	6,377	3,997	56,472

Other expense (income), net	15,548	163,799	214,589

Income before provision for income taxes	1,369,061	1,043,841	858,136
Provision for income taxes	220,469	173,268	132,153
Net income	$1,148,592	$870,573	$725,983

Earnings per share:
Basic	$14.45	$10.78	$8.80
Diluted	$14.39	$10.72	$8.70

Weighted average shares outstanding:
Basic	79,462	80,746	82,508
Diluted	79,843	81,215	83,479
See Notes to Consolidated Financial Statements.

MSCI INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Net income	$1,148,592	$870,573	$725,983
Other comprehensive income (loss):
Foreign currency translation adjustments	7,319	(16,016)	(3,624)
Income tax effect	(1,451)	2,722	943
Foreign currency translation adjustments, net	5,868	(13,294)	(2,681)

Pension and other post-retirement adjustments	(8,832)	15,593	3,546
Income tax effect	1,823	(3,715)	(801)
Pension and other post-retirement adjustments, net	(7,009)	11,878	2,745
Other comprehensive (loss) income, net of tax	(1,141)	(1,416)	64
Comprehensive income	$1,147,451	$869,157	$726,047
See Notes to Consolidated Financial Statements.

MSCI INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$1,328	$(4,342,535)	$1,402,537	$2,554,295	$(58,859)	$(443,234)
Net income				725,983		725,983
Dividends declared ($3.64 per common share)				(303,761)		(303,761)
Dividends paid in shares			128			128
Other comprehensive income (loss), net of tax					64	64
Shares withheld for tax withholding		(58,794)				(58,794)
Common stock issued	4					4
Compensation payable in common stock			54,958			54,958
Common stock repurchased and held in treasury		(139,580)				(139,580)
Common stock issued to Directors and (held in)/released from treasury		765				765

Balance at December 31, 2021	$1,332	$(4,540,144)	$1,457,623	$2,976,517	$(58,795)	$(163,467)
Net income				870,573		870,573
Dividends declared ($4.58 per common share)				(373,898)		(373,898)
Dividends paid in shares			162			162
Other comprehensive income (loss), net of tax					(1,416)	(1,416)
Shares withheld for tax withholding		(112,681)				(112,681)
Common stock issued	4					4
Compensation payable in common stock			58,089			58,089
Common stock repurchased and held in treasury		(1,284,825)				(1,284,825)
Common stock issued to Directors and (held in)/released from treasury		(466)				(466)

Balance at December 31, 2022	$1,336	$(5,938,116)	$1,515,874	$3,473,192	$(60,211)	$(1,007,925)
Net income				1,148,592		1,148,592
Dividends declared ($5.52 per common share)				(442,103)		(442,103)
Dividends paid in shares			152			152
Other comprehensive income (loss), net of tax					(1,141)	(1,141)
Shares withheld for tax withholding		(45,469)				(45,469)
Common stock issued	2					2
Compensation payable in common stock			71,644			71,644
Common stock repurchased and held in treasury		(462,693)				(462,693)
Common stock issued to Directors and (held in)/released from treasury		(823)				(823)

Balance at December 31, 2023	$1,338	$(6,447,101)	$1,587,670	$4,179,681	$(61,352)	$(739,764)
See Notes to Consolidated Financial Statements.

MSCI INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net income	$1,148,592	$870,573	$725,983
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on remeasurement of equity method investment	(143,029)	—	—
Amortization of intangible assets	114,429	91,079	80,592
Stock-based compensation expense	71,653	58,094	54,917
Depreciation and amortization of property, equipment and leasehold improvements	21,009	26,893	28,901
Amortization of right of use assets	23,781	24,524	24,632
Loss on impairment of right of use assets, net	477	705	8,385
Amortization of debt origination fees	5,055	5,132	4,923
Loss on extinguishment of debt	—	—	59,103
Deferred taxes	(15,258)	36,436	(111,369)
Other adjustments	6,863	1,361	(146)
Changes in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(149,529)	(6,624)	(99,203)
Prepaid income taxes	(21,931)	(31,684)	15,264
Prepaid and other assets	1,564	(3,781)	(4,240)
Other non-current assets	(8,102)	31,448	(35,445)
Accounts payable	(6,044)	1,337	(2,195)
Income taxes payable	14,721	(49,296)	33,903
Accrued compensation and related benefits	23,218	(22,432)	42,719
Other accrued liabilities	3,536	10,654	(9,249)
Deferred revenue	171,968	72,752	116,863
Long-term operating lease liabilities	(24,062)	(25,467)	(22,078)
Other non-current liabilities	(6,538)	4,106	21,536
Other	3,656	(441)	2,273
Net cash provided by operating activities	1,236,029	1,095,369	936,069

Cash flows from investing activities
Acquisition of a business, net of cash acquired	(727,342)	—	(948,989)
Acquisition of equity method investment	—	(5)	(26,361)
Acquisition of assets, net of cash acquired	—	—	(6,512)
Capital expenditures	(22,757)	(13,617)	(13,509)
Capitalized software development costs	(68,094)	(59,278)	(39,285)
Other	(1,185)	(6,435)	(1,057)
Net cash used in investing activities	(819,378)	(79,335)	(1,035,713)

Cash flows from financing activities
Proceeds from borrowings, inclusive of premium	—	355,000	1,803,750
Repayment of borrowings	(8,750)	(7,188)	(1,051,810)
Repurchase of common stock held in treasury	(504,188)	(1,397,506)	(198,374)
Payment of dividends	(440,993)	(372,915)	(302,449)
Payment of debt issuance costs in connection with debt	—	(2,560)	(21,612)
Payment of contingent consideration	—	(211)	—
Net cash provided by (used in) financing activities	(953,931)	(1,425,380)	229,505

Effect of exchange rate changes	5,409	(18,539)	(8,933)

Net (decrease) increase in cash, cash equivalents and restricted cash	(531,871)	(427,885)	120,928
Cash, cash equivalents and restricted cash, beginning of period	993,564	1,421,449	1,300,521
Cash, cash equivalent and restricted cash, end of period	$461,693	$993,564	$1,421,449

Supplemental disclosure of cash flow information:
Cash paid for interest	$182,313	$165,116	$151,335
Cash paid for income taxes, net of refunds received	$240,479	$180,686	$222,620
Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$2,738	$1,849	$3,498
Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$1,941	$3,748	$2,599
See Notes to Consolidated Financial Statements.

MSCI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. INTRODUCTION AND BASIS OF PRESENTATION
Organization
MSCI Inc., together with its wholly owned subsidiaries (the “Company” or “MSCI”) is a leading provider of critical decision support tools and solutions for the global investment community. Our mission-critical offerings help investors address the challenges of a transforming investment landscape and power better investment decisions. Leveraging our knowledge of the global investment process and our expertise in research, data and technology, we enable our clients to understand and analyze key drivers of risk and return and confidently and efficiently build more effective portfolios. Our products and services include indexes; portfolio construction and risk management tools; environmental, social and governance (“ESG”) and climate solutions; and private asset data and analysis.
Basis of Presentation
The consolidated financial statements and accompanying notes to financial statements, which include the accounts of MSCI Inc. and its wholly owned subsidiaries, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
On October 2, 2023, the Company acquired the remaining 66.4% interest in The Burgiss Group, LLC (“Burgiss”) for $696.8 million in cash. Prior to the acquisition, Burgiss was a related party and its results were included in the Company’s Burgiss operating segment as an equity method investment based on the Company’s 33.6% ownership. The Company’s existing 33.6% interest had a fair value of $353.2 million at the date of acquisition. This resulted in a non-taxable, one-time gain on the remeasurement of our equity method investment in Burgiss of $143.0 million following the acquisition. During the year ended December 31, 2023, the Company renamed the Burgiss operating segment to Private Capital Solutions. Burgiss’ consolidated results were included in the Company’s All Other – Private Assets reportable segment following the acquisition.
Significant Accounting Policies
Basis of Financial Statements and Use of Estimates
The Company makes certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of operating revenues and expenses during the periods presented. Significant estimates and judgments made by management include such examples as the assessment of the fair value of acquired intangible assets; the assessment of impairment of goodwill and intangible assets; and income taxes. The Company believes that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Inter-company balances and transactions are eliminated in consolidation.
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
Non-recurring revenues primarily represent fees earned on products and services where we typically do not have renewal clauses within the contract. Examples of such products and services include one-time license fees, certain derivative financial products, certain implementation services, historical data sets and, occasionally, fees for unlicensed usage of our content in historical periods. Based on the nature of the services provided, non-recurring revenues are generally billed either in advance or after delivery and recognized point in time or over the service period.
Revenues By Segment
Index segment operating revenues consist of fees earned primarily for licenses of index data subscriptions, performance obligations to deliver the data are satisfied over time and, accordingly, revenue is recognized ratably over the term of the agreement pursuant to the contract terms. With respect to licenses to create indexed investment products, such as ETFs, passively managed funds, or licenses which allow certain exchanges to use MSCI’s indexes as the basis for futures and options contracts, MSCI’s performance obligation allows customers to use the Company’s intellectual property (e.g., the indexes) as the basis of the funds or other investment products the customers create over the term of the agreement. The fees earned for these rights are typically variable, in which case they are accrued under the sales and usage-based royalty exception pursuant to the level of performance achieved, which is primarily measured based on AUM, volume of trades or fee levels. The level of performance achieved is based on information obtained from independent third-party sources or best estimates taking into account the most recently reported information from the client.
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
All Other – Private Assets segment operating revenues are recognized as MSCI's performance obligations to provide analysis, insights and data to clients are satisfied. The majority of these performance obligations are satisfied over the term of the license period, with operating revenues recognized ratably. Certain other Real Assets products, including benchmark reports, are recognized at the point in time when the Company satisfies the performance obligation through delivery to the client.

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
Internal Use Software
The Company applies the provisions of ASC Subtopic 350-40, “Internal Use Software,” and accounts for the cost of computer software developed for internal use by capitalizing qualifying costs, which are substantially incurred during the application development stage. The amounts capitalized primarily relate to internally developed software used to provide services to customers and are included in Intangible Assets on the Consolidated Statement of Financial Condition and include external direct costs of services used in developing internal-use software and payroll and payroll-related costs of employees directly associated with the development activities. Additionally, costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements provide additional functionality to the software.
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
Changes in the allowance for credit losses from December 31, 2020 to December 31, 2023 were as follows:

(in thousands)	Amount
Balance as of December 31, 2020	$1,583
Addition to credit loss expense	1,210
Write-offs, net of recoveries	(456)
Balance as of December 31, 2021	$2,337
Addition to credit loss expense	910
Write-offs, net of recoveries	(595)
Balance as of December 31, 2022	$2,652
Addition to credit loss expense	2,196
Write-offs, net of recoveries	(880)
Balance as of December 31, 2023	$3,968
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

The Company completed its annual goodwill impairment test as of July 1, 2023 on its Index, Analytics, ESG and Climate, and Real Assets reporting units, which were also the Company’s operating segments as of July 1, 2023, and no impairments were noted. The Company performed a qualitative test for impairment and determined that it was not more likely than not that the fair value of its reporting units is less than their respective carrying values. See Note 13, “Segment Information,” for further descriptions of the operating segments.
Based on the results of the annual goodwill impairment testing performed and given there were no impairment triggers identified as part of interim assessments, no impairment of goodwill was recorded during the years ended December 31, 2023, 2022 and 2021.
Intangible Assets
The Company amortizes definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also reviews the useful lives on a periodic basis to determine if the period of economic benefit has changed. If the carrying value of an intangible asset exceeds its fair value, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the intangible asset exceeds its fair value. There were no events or changes in circumstances that would indicate that the carrying value of the definite-lived intangible assets may not be recoverable during the years ended December 31, 2023 and 2022.
The Company had no indefinite-lived intangible assets other than goodwill during the years ended December 31, 2023 and 2022.
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
Concentrations
For the years ended December 31, 2023, 2022 and 2021, BlackRock, Inc. accounted for 9.8%, 10.3%, and 12.7% of the Company’s consolidated operating revenues, respectively. For the years ended December 31, 2023, 2022 and 2021, BlackRock, Inc. accounted for 16.8%, 17.4% and 20.4% of the Index segment’s operating revenues, respectively. No single customer accounted for 10.0% or more of operating revenues within the Analytics, ESG and Climate and All Other – Private Assets segments for the years ended December 31, 2023, 2022 and 2021.
Cash and Cash Equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits.
Restricted Cash
Restricted cash primarily relates to security deposits for certain operating leases that are legally restricted and unavailable for our general operations.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the FASB issued Accounting Standards Update No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. The amendments in ASU 2023-07 aim to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
3. REVENUE RECOGNITION
MSCI’s operating revenues are reported by product type, which generally reflects the timing of recognition. The Company’s operating revenues types are recurring subscriptions, asset-based fees and non-recurring revenues. The Company also disaggregates operating revenues by segment.
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Year Ended December 31, 2023
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenues Types
Recurring subscriptions	$814,582	$603,291	$282,351	$171,066	$1,871,290
Asset-based fees	557,502	—	—		557,502
Non-recurring	79,731	12,665	5,217	2,515	100,128
Total	$1,451,815	$615,956	$287,568	$173,581	$2,528,920

	For the Year Ended December 31, 2022
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenues Types
Recurring subscriptions	$729,710	$567,004	$223,160	$139,649	$1,659,523
Asset-based fees	528,127	—	—	—	528,127
Non-recurring	45,372	9,103	5,151	1,322	60,948
Total	$1,303,209	$576,107	$228,311	$140,971	$2,248,598

	For the Year Ended December 31, 2021
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenues Types
Recurring subscriptions	$650,629	$533,178	$162,609	$79,624	$1,426,040
Asset-based fees	553,991	—	—	—	553,991
Non-recurring	47,144	11,121	3,583	1,665	63,513
Total	$1,251,764	$544,299	$166,192	$81,289	$2,043,544
The table that follows presents the change in accounts receivable, net of allowances and current deferred revenue between the dates indicated:

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2022)	$663,236	$882,886
Closing (December 31, 2023)	839,555	1,083,864
Increase/(decrease)	$176,319	$200,978

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2021)	$664,511	$824,912
Closing (December 31, 2022)	663,236	882,886
Increase/(decrease)	$(1,275)	$57,974
The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects the contract liability amounts, was $836.7 million, $819.9 million and $672.5 million for the years ended December 31, 2023, 2022 and 2021 respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in billings, partially offset by an increase in amortization of deferred revenue to operating revenues. As of December 31, 2023, 2022 and 2021, the Company carried a long-term deferred revenue balance of $28.8 million, $29.4 million and $23.4 million, respectively, in “Other non-current liabilities” on the Consolidated Statement of Financial Condition.
For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
(in thousands)	December 31, 2023
First 12-month period	$838,863
Second 12-month period	530,258
Third 12-month period	256,911
Periods thereafter	182,052
Total	$1,808,084
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, RSUs, PSUs and PSOs.
The following table presents the computation of basic and diluted EPS:

	Years Ended
(in thousands, except per share data)	December 31, 2023	December 31, 2022	December 31, 2021
Net income	$1,148,592	$870,573	$725,983

Basic weighted average common shares outstanding	79,462	80,746	82,508
Effect of dilutive securities:
PSUs, RSUs, and PSOs	381	469	971
Diluted weighted average common shares outstanding	79,843	81,215	83,479

Earnings per common share:
Basic	$14.45	$10.78	$8.80
Diluted	$14.39	$10.72	$8.70
5. ACQUISITIONS
On October 2, 2023, the Company acquired the remaining 66.4% interest in Burgiss for $696.8 million in cash (the “step acquisition”). The acquisition of Burgiss will provide the Company with comprehensive data and deep expertise in private assets, enabling investors to evaluate fundamental information, measure and compare performance, understand exposures, manage risk, and conduct robust analytics.
The step acquisition has been accounted for as a business combination using the acquisition method of accounting and its results are reported within the Private Capital Solutions operating segment within the All Other – Private Assets reportable segment. With the step acquisition, we renamed the Burgiss operating segment to Private Capital Solutions. The Company’s existing 33.6% interest had a fair value at acquisition date of $353.2 million which resulted in a non-taxable gain of $143.0 million. Prior to the step acquisition, Burgiss was accounted for as an equity-method investment. Therefore, MSCI did not recognize the proportionate share of Burgiss’ operating revenues, rather, the Company’s proportionate share of the income or loss of Burgiss was reported as a component of other (expense) income, net. A portion of Burgiss’s client agreements do not have automatic renewal clauses at the end of the subscription period. Due to the historically high retention rate and expectation that a substantial portion of the client agreements will be renewed and the nature of the subscription service, the associated revenue is recorded as recurring subscription revenue.
The table below represents the preliminary purchase price allocation to total assets acquired and liabilities assumed and the associated estimated useful lives as of the acquisition date.

(in thousands)	Estimated Useful Life	Fair Value
Cash and cash equivalents		$5,397
Accounts receivable		25,795
Prepaid Income Taxes		30
Other current assets		4,153
Property, equipment and leasehold improvements, net		670
Right of use assets		3,443
Other non-current assets		471
Deferred revenue		(22,181)
Other current liabilities		(13,434)
Long-term operating lease liabilities		(2,525)
Intangible assets:
Proprietary data	11 years	229,900
Customer relationships	21 years	179,900
Acquired technology and software	3 years	19,000
Trademarks	1 year	900
Goodwill		618,415
Net assets acquired		$1,049,934
The Company, with the assistance of third-party valuation experts, calculated the fair values of intangible assets using the relief from royalty method for proprietary data, acquired technology and software and trademarks and the multi-period excess earnings method for customer relationships. The significant assumptions used to estimate the fair value of the acquired intangible assets included forecasted cash flows, which were determined based on certain assumptions that included, among others, projected future revenues, and expected market royalty rates, technology obsolescence rates and discount rates. The weighted average amortization period of the acquired intangible assets was 14.8 years.
The recorded goodwill is primarily attributable to the utilization of the acquired data as well as expanded market opportunities. Goodwill attributable to the acquisition is deductible for federal income tax purposes to the extent of consideration paid.
Revenue of Burgiss recognized within the consolidated financial statements was $25.4 million for the year ended December 31, 2023.
On November 1, 2023 MSCI completed the acquisition of Trove Research Ltd (“Trove”), a carbon markets intelligence provider for approximately $37.9 million in cash. Trove is a part of the ESG and Climate operating segment.
6. DEBT
As of December 31, 2023, the Company had outstanding an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) and an aggregate of $339.1 million in senior unsecured tranche A term loans (the “Tranche A Term Loans”) under the term loan A facility (the “TLA Facility”), as presented in the table below:

(in thousands)	Maturity Date	Principal amount outstanding at December 31, 2023	Carrying value at December 31, 2023	Carrying value at December 31, 2022	Fair Value at December 31, 2023	Fair Value at December 31, 2022
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000,000	$993,637	$992,546	$941,090	$876,240
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	895,587	894,925	815,526	751,113
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	992,161	991,067	914,360	833,130
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	594,852	594,195	529,458	500,880
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	693,532	692,862	586,509	542,696
Variable rate Tranche A Term Loans due 2027(1)	February 16, 2027	339,063	337,959	346,352	337,367	346,073
Total debt(2)		$4,539,063	$4,507,728	$4,511,947	$4,124,310	$3,850,132

__________________________
(1)    On January 26, 2024, all Tranche A Term Loans under the Prior Credit Agreement were repaid in full from proceeds from the Revolving Credit Facility under the Credit Agreement.
(2)    Includes $10.9 million of current-portion of long-term debt.
Maturities of the Company’s principal debt payments as of December 31, 2023 are as follows:

Maturity of Principal Debt Payments (in thousands)	Amounts
2024(1)	$10,938
2025(1)	19,688
2026(1)	26,250
2027(1)	282,187
2028	—
Thereafter	4,200,000
Total debt	$4,539,063
_________________________
(1)    All principal payments for years 2024-2027 relate to payments on the Company’s Tranche A Term Loans which were repaid in full on January 26, 2024 from proceeds from the Revolving Credit Facility under the Credit Agreement.
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
______________________________
(1)    The first payment occurred on July 11, 2022. On January 26, 2024, all Tranche A Term Loans under the Prior Credit Agreement were repaid in full from proceeds from the Revolving Credit Facility under the Credit Agreement.
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
Credit Agreement. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks. On June 9, 2022, the Company, the guarantors party thereto and the lenders and agents party thereto, entered into an Amended and Restated Credit Agreement (the “Prior Credit Agreement”). On January 26, 2024, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) amending and restating in its entirety the Prior Credit Agreement. The Credit Agreement makes available an aggregate of $1,250.0 million of revolving loan commitments under the Revolving Credit Facility, which may be drawn until January 26, 2029. The Revolving Credit Facility under the Credit Agreement was drawn at closing in an amount sufficient to prepay all term loans outstanding under the TLA Facility under the Prior Credit Agreement. The obligations under the Credit Agreement are general unsecured obligations of the Company.
Interest on the revolving loans under the Credit Agreement accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin to be determined based on the credit ratings of the Company’s senior, unsecured long-term debt and will be due on each Interest Payment Date (as defined in the Credit Agreement). So long as the credit rating for the Company’s senior, unsecured long-term debt is set at BBB-/BBB- by each of S&P and Fitch, respectively, the applicable margin is 0.50% for Base Rate loans, and 1.50% for SOFR loans.
The Prior Credit Agreement made available to the Company on December 31, 2023 an aggregate of $500.0 million of revolving loan commitments, which could be drawn until February 16, 2027, and the TLA Facility. As of December 31, 2023, the revolving loan commitments were undrawn. As noted above, as of December 31, 2023, the commitments under the TLA Facility were drawn in full. The obligations under the Prior Credit Agreement were general unsecured obligations of the Company and the guarantors party thereto.
Interest on the Tranche A Term Loans under the TLA Facility accrued, at a variable rate, based on SOFR or the Base Rate, plus, in each case, an applicable margin and was due on each Interest Payment Date. The applicable margin was calculated by reference to the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and ranged between 1.50% to 2.00% for SOFR loans, and 0.50% to 1.00% for Base Rate loans. At December 31, 2023, the interest rate on the TLA Facility was 7.46%.

In connection with the closings of the Senior Notes offerings, entry into the Prior Revolving Credit Agreement and the subsequent amendments thereto, including entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At December 31, 2023, $33.0 million of the deferred financing fees and premium remain unamortized, $0.6 million of which is included in “Prepaid and other assets,” $1.1 million of which is included in “Other non-current assets” and $31.3 million of which is included in “Long-term debt” on the Consolidated Statement of Financial Condition.

7. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Twelve Months Ended December 31,
(in thousands)	2023	2022	2021
Operating lease expenses	$29,240	$29,724	$30,615
Variable lease costs	3,876	3,286	3,017
Short-term lease costs	745	477	343
Sublease income	$(5,127)	$(4,630)	$(3,303)
Total lease costs	$28,734	$28,857	$30,672
The Company’s leases have remaining lease terms of up to approximately 9 years. Some of these leases have options to extend which, if exercised, would extend the maximum remaining term to approximately 23 years. Some of the leases also provide for early termination, the exercise of which would shorten the term of those leases by up to 5 years.
The Company recorded pre-tax impairment charges associated with right of use assets of $8.4 million for the year ended December 31, 2021. The impairment charges are included in General and administrative expenses within the consolidated statements of income.
Maturities of the Company’s operating lease liabilities, interest and other relevant line items in the Consolidated Statement of Financial Condition as of December 31, 2023 are as follows:

Maturity of Lease Liabilities (in thousands)	Operating Leases
2024	$27,167
2025	26,010
2026	23,976
2027	17,913
2028	17,346
Thereafter	50,003
Total lease payments	$162,415
Less: Interest	(19,852)
Present value of lease liabilities	$142,563

Other accrued liabilities	$22,429
Long-term operating lease liabilities	$120,134
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	7.04	7.86
Weighted-average discount rate	3.66%	3.40%

Other information related to the Company’s operating leases are as follows:

	Years Ended
Other Information (in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Operating cash flows used for operating leases	$31,249	$29,385	$30,972
Right of use assets obtained in exchange for new operating lease liabilities	$12,568	$15,979	$26,004
8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
Property, equipment and leasehold improvements, net at December 31, 2023 and 2022 consisted of the following:

	As of
(in thousands)	Estimated Useful Lives	December 31, 2023	December 31, 2022
Computer & related equipment	2 to 7 years	$192,008	$181,710
Furniture & fixtures	7 years	16,169	14,078
Leasehold improvements	1 to 21 years	58,582	54,040
Work-in-process	—	897	2,373
Subtotal		267,656	252,201
Accumulated depreciation and amortization		(211,736)	(198,348)
Property, equipment and leasehold improvements, net		$55,920	$53,853
Depreciation and amortization expense of property, equipment and leasehold improvements was $21.0 million, $26.9 million and $28.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
9. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2021	$1,205,443	$290,976	$48,047	$691,920	$2,236,386
Acquisitions⁽¹⁾	—	—	—	(541)	(541)
Foreign exchange translation adjustment	(3,821)	—	—	(2,354)	(6,175)
Goodwill at December 31, 2022	$1,201,622	$290,976	$48,047	$689,025	$2,229,670
Acquisitions⁽[2]⁾	—	—	34,912	618,415	653,327
Foreign exchange translation adjustment	1,813	—	1,765	1,117	4,695
Goodwill at December 31, 2023	$1,203,435	$290,976	$84,724	$1,308,557	$2,887,692
______________________________
(1)Reflects the impact of the acquisition of RCA.
(2)Reflects the impact of the acquisitions of Burgiss and Trove.

Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Amortization expense of acquired intangible assets	$72,303	$63,370	$42,242
Amortization expense of internally developed capitalized software	42,126	27,709	22,337
Write-off of internally developed capitalized software	—	—	16,013
Total amortization of intangible assets expense	$114,429	$91,079	$80,592
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
The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

		As of
(in thousands)	Estimated Useful Lives	December 31, 2023	December 31, 2022
Gross intangible assets:
Customer relationships	13 to 21 years	$712,400	$532,500
Proprietary data	11 to 13 years	458,717	220,778
Internally developed capitalized software	3 to 5 years	237,760	165,928
Acquired technology and software	3 to 9 years	228,220	209,220
Trademarks	1 to 21.5 years	209,090	208,190
Subtotal		1,846,187	1,336,616
Foreign exchange translation adjustment		(9,410)	(13,214)
Total gross intangible assets		$1,836,777	$1,323,402
Accumulated amortization:
Customer relationships		$(340,922)	$(308,437)
Proprietary data		(62,590)	(41,783)
Internally developed capitalized software		(118,387)	(77,259)
Acquired technology and software		(189,174)	(179,833)
Trademarks		(171,715)	(162,044)
Subtotal		(882,788)	(769,356)
Foreign exchange translation adjustment		2,245	4,471
Total accumulated amortization		$(880,543)	$(764,885)
Net intangible assets:
Customer relationships		$371,478	$224,063
Proprietary data		396,127	178,995
Internally developed capitalized software		119,373	88,670
Acquired technology and software		39,046	29,387
Trademarks		37,375	46,146
Subtotal		963,399	567,260
Foreign exchange translation adjustment		(7,165)	(8,743)
Total net intangible assets		$956,234	$558,517

Estimated amortization expense for succeeding years is presented below:

Years Ending December 31, (in thousands)	Amortization Expense
2024	$153,026
2025	127,085
2026	91,753
2027	67,234
2028	65,307
Thereafter	451,829
Total	$956,234
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
The following table reflects the employee benefits expense by cost, type and location in the Statement of Income for the periods indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Employee benefit cost type
401(k) and other defined contribution plans	33,416	30,263	25,740
Pension related net period benefit expense	5,323	6,241	5,785
Total	$38,739	$36,504	$31,525

Location in the Statement of Income
Cost of revenues	$15,504	$14,269	$12,231
Selling and marketing	11,081	10,775	9,489
Research and development	8,435	7,453	6,271
General and administrative	2,949	3,027	2,620
Other expense (income)	770	980	914
Total	$38,739	$36,504	$31,525

The Company uses a measurement date of December 31 to calculate obligations under its pension and postretirement plans. As of December 31, 2023 and 2022, the Company carried a net liability of $31.9 million and $20.1 million, respectively, in “Other non-current liabilities” on the Consolidated Statement of Financial Condition related to its future pension obligations. The fair value of the defined benefit plan assets was $31.8 million and $29.8 million at December 31, 2023 and 2022, respectively.
The Company’s retiree benefit plans include defined benefit plans for employees in Switzerland, as well as other countries where MSCI maintains an operating presence.
Our Switzerland plans are government-mandated retirement funds that provide employees with a minimum investment return, which is determined annually by the Swiss government and was 1.0% in the years ended December 31, 2023, 2022 and 2021. Under the Switzerland plans, the Company and our employees are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Employee contributions are based on the respective employee’s age, salary and chosen contribution scale. As of December 31, 2023 and 2022, the Switzerland defined benefit plans had a gross pension liability of $30.9 million and $26.5 million, respectively, and plan assets that totaled $27.2 million and $26.3 million, respectively. In the years ended December 31, 2023, 2022 and 2021, we recognized net periodic benefit expense of $0.3 million, $0.4 million and $0.3 million, respectively, related to our Switzerland plans. The discount rate for the Switzerland defined benefit pension plan was 1.40% and 2.40%, respectively, as of December 31, 2023 and 2022.

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
Share repurchases made pursuant to the 2022 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of December 31, 2023, there was $845.7 million of available authorization remaining under the 2022 Repurchase Program.
The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Year Ended (in thousands, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
December 31, 2023	$468.26	980	$458,721
December 31, 2022	$470.68	2,730	$1,284,825
December 31, 2021	$412.25	339	$139,580
_____________________________
(1)     As of January 1, 2023, the Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The values in this column exclude the 1% excise tax incurred on share repurchases. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Consolidated Statements of Shareholders’ Equity (Deficit).

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated

	Dividends
(in thousands, except per share data)	Per Share	Declared	Distributed	(Released)/ Deferred
2023
Three Months Ended March 31,	$1.38	$111,986	$112,189	$(203)
Three Months Ended June 30,	1.38	110,383	110,147	236
Three Months Ended September 30,	1.38	109,847	109,408	439
Three Months Ended December 31,	1.38	109,887	109,399	488
Year Ended December 31,	$5.52	$442,103	$441,143	$960
2022
Three Months Ended March 31,	$1.04	$87,280	$87,846	$(566)
Three Months Ended June 30,	1.04	84,593	84,189	404
Three Months Ended September 30,	1.25	101,354	100,849	505
Three Months Ended December 31,	1.25	100,671	100,192	479
Year Ended December 31,	$4.58	$373,898	$373,076	$822
2021
Three Months Ended March 31,	$0.78	$65,947	$66,153	$(206)
Three Months Ended June 30,	0.78	64,863	64,489	374
Three Months Ended September 30,	1.04	86,476	85,961	515
Three Months Ended December 31,	1.04	86,475	85,973	502
Year Ended December 31,	$3.64	$303,761	$302,576	$1,185
Common Stock
The following table presents activity related to shares of common stock issued and repurchased for the periods indicated:

	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Balance At December 31, 2020	132,829,175	(50,255,768)	82,573,407
Dividend payable/paid	268	(156)	112
Common stock issued	331,427	—	331,427
Shares withheld for tax withholding	—	(133,431)	(133,431)
Shares repurchased under stock repurchase programs	—	(338,577)	(338,577)
Shares issued to Directors	1,308	5,203	6,511
Balance At December 31, 2021	133,162,178	(50,722,729)	82,439,449
Dividend payable/paid	124	—	124
Common stock issued	456,425	—	456,425
Shares withheld for tax withholding	—	(209,492)	(209,492)
Shares repurchased under stock repurchase programs	—	(2,729,715)	(2,729,715)
Shares issued to Directors	4,278	(1,080)	3,198
Balance At December 31, 2022	133,623,005	(53,663,016)	79,959,989
Dividend payable/paid	46	—	46
Common stock issued	188,798	—	188,798
Shares withheld for tax withholding	—	(81,789)	(81,789)
Shares repurchased under stock repurchase programs	—	(979,623)	(979,623)
Shares issued to Directors	5,483	(1,692)	3,791
Balance At December 31, 2023	133,817,332	(54,726,120)	79,091,212

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
In February 2024, the Company granted a portion of its employees awards in the form of RSUs, PSUs and PSOs. The total number of units and options granted was 264,872. The aggregate fair value of the awards was $99.9 million. The RSUs granted in 2024 vest at the end of a three-year service period. The PSUs granted in 2024 vest at the end of a three-year service period, are subject to a one-year sale restriction and are also subject to the achievement of an absolute total shareholder return compounded annual growth rate, measured over a three-year period. The PSOs granted in 2024 vest and become exercisable at the end of a three-year service period and are subject to a performance condition based on the combined level of achievement of a cumulative revenue performance goal and a cumulative adjusted EPS performance goal, measured over a three-year period. All of these awards are subject to forfeiture under specific criteria set in the award agreements.
The following table presents the amount of share-based compensation expense by category for the periods indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cost of revenues	$19,447	$15,404	$17,285
Selling and marketing	17,392	14,218	14,411
Research and development	9,625	6,857	7,913
General and administrative	26,233	20,826	17,463
Other expense (income)	346	738	1,416
Total share-based compensation expense	$73,043	$58,043	$58,488
The windfall tax benefits for share-based compensation expense related to RSUs and PSUs (together, the “Share-based Awards”) granted to Company employees and to directors who are not employees of the Company were $11.4 million, $28.4 million and $22.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, $91.7 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to three years.
In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of common stock. As of December 31, 2023, 3.1 million shares of common stock were available for future grants under these plans.
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

The fair value of the PSUs on the award dates were estimated under the Monte Carlo method using the following weighted average assumptions:

	Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Risk free interest rate	3.75%	1.42%	0.33%
Historical stock price volatility	41.10%	37.29%	34.13%
Term (in years)	3.0	3.0	4.0
Discount of Lack of Marketability	9.0%	8.0%	4.0%

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
The following table presents activity concerning the Company’s vested and unvested Share-based Awards applicable to its employees (share data in thousands) for the period indicated:

For the Year Ended December 31, 2023 (in thousands, except fair value data)	Number of Shares	Weighted Average Grant Date Fair Value
Vested and unvested Share-based Awards at December 31, 2022	554	$283.66
Granted	182	$457.10
Conversion to common stock	(196)	$264.88
Canceled	(18)	$402.02
Vested and unvested Share-based Awards at December 31, 2023	522	$346.44

Vested and unvested Share-based Awards expected to vest	498	$340.15

The total fair value of Share-based Awards held by the Company’s employees that converted to MSCI common stock during the years ended December 31, 2023, 2022 and 2021 was $107.8 million, $250.4 million and $152.6 million, respectively.
Stock Option Awards
Certain Company employees have also been granted stock option awards in the form of PSOs. The fair value of PSOs on the award dates were estimated under the Black-Scholes pricing model using the following weighted average assumptions:

	Years Ended
	December 31, 2023	December 31, 2022
Risk-free interest rate	3.44%	1.71%
Expected stock volatility	32.81%	30.37%
Expected life (in years)	6.5	6.5
Expected dividend yield	1.00%	0.76%

The risk-free interest rate was determined based on the yields available on the U.S. Constant Maturity Treasury yield curve as of the valuation dates with a term commensurate with the expected life of the stock option award. The expected stock price volatility was calculated using historical volatility. As we do not have sufficient historical data, we utilized the simplified method provided by the SEC to calculate the expected life as the average of the contractual term and vesting period. The expected dividend yield was calculated by annualizing the most recent cash dividend declared by the Company’s Board of Directors at grant date and dividing by the closing stock price on the grant date.

The following table presents activity concerning the Company’s unvested PSOs related to its employees (share data in thousands):

For the Year Ended December 31, 2023 (in thousands, except fair value data)	Number of Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value(1)
Vested and unvested stock option awards at December 31, 2022	119	$549.83
Granted	117	$554.52
Conversion to stock options	—	$—
Canceled	(5)	$551.40
Vested and unvested stock option awards at December 31, 2023	231	$552.18	8.6	$3,388

Unvested stock option awards expected to vest	219	$552.15	8.6	$3,220
_____________________________

(1)	Calculated using the closing stock price on the last trading day of fiscal 2023, less the option exercise price, multiplied by the number of PSOs multiplied by expected payout %.
There were no stock option awards issued or outstanding for the year ended December 31, 2021. Additionally, there were no stock options outstanding that could be exercised during any of the years ended December 31, 2023, 2022 or 2021.
12. INCOME TAXES
The provision for income taxes (benefits) by taxing jurisdiction consisted of:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Current
U.S. federal	$93,475	$53,517	$133,281
U.S. state and local	40,567	15,300	49,475
Non U.S.	101,685	68,015	60,766
	235,727	136,832	243,522
Deferred
U.S. federal	(1,985)	25,878	(79,812)
U.S. state and local	(558)	14,634	(25,981)
Non U.S.	(12,715)	(4,076)	(5,576)
	(15,258)	36,436	(111,369)

Provision for income taxes	$220,469	$173,268	$132,153

The following table reconciles the U.S. federal statutory income tax rate to the effective income tax rate:

	Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.40%	2.71%	2.90%
Change in tax rates applicable to non-U.S. earnings	(3.65%)	(3.96%)	(5.09%)
Foreign Derived Intangible Income (FDII), net of GILTI	(0.15%)	(0.50%)	(1.09%)
Domestic tax credits and incentives	(0.53%)	(0.46%)	(0.59%)
Impact of Burgiss Transaction	(1.58%)	—%	—%
Valuation allowance	—%	—%	—%
Excess share-based compensation	(0.84%)	(2.72%)	(2.65%)
Other	(0.55%)	0.53%	0.92%
Effective income tax rate	16.10%	16.60%	15.40%
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022, were as follows:

	As of
(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Unearned revenue	$65,370	$54,263
Capitalized expenses	52,098	41,176
Lease liabilities	33,321	35,425
Employee compensation and benefit plans	28,781	24,318
Intangible assets	11,586	—
Interest expense carryforwards	10,093	11,283
Other	6,520	18
Loss carryforwards	7,752	13,128
Subtotal	215,521	179,611
Less: valuation allowance	(26)	(31)
Total deferred tax assets	$215,495	$179,580
Deferred tax liabilities:
Intangible assets	$(130,231)	$(132,705)
Property, equipment and leasehold improvements, net	(35,203)	(15,169)
Right of use assets	(26,016)	(28,213)
Other	(7,796)	—
Unremitted foreign earnings	(2,203)	(2,162)
Pension	—	(1,222)
Total deferred tax liabilities	$(201,449)	$(179,471)
Net deferred tax assets	$14,046	$109
As presented in the table above, the Company has certain loss and interest carryforward items. The tax value of the U.S. portion of the interest carryforward was zero as of December 31, 2023 and 2022. The tax value of the non-U.S. portion of the interest carryforward was $10.1 million and $11.3 million as of December 31, 2023 and 2022, respectively. This carryforward is subject to an annual limitation on utilization over an indefinite life.

Net operating loss carryforwards in the U.S. were $32.2 million with a tax value of $7.6 million and $48.7 million with a tax value of $10.9 million as of December 31, 2023 and 2022, respectively. These carryforwards are subject to annual limitations and will begin to expire in 2026. The tax value of the non-U.S. portion of the net operating loss was $0.1 million and $2.2 million as of December 31, 2023 and 2022 respectively. These carryforwards are subject to annual limitations and will begin to expire in 2025.
The Company believes the majority of the deferred tax assets at December 31, 2023 are more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates with the exception of a loss carryforward in one jurisdiction where it has established a valuation allowance of $0.03 million.
The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$31	$36	$—
Additions charged to cost and expenses	—	—	36
Deductions	(5)	(5)	—
Ending balance	$26	$31	$36
The following table presents the components of income before provision for income taxes generated by domestic or foreign operations for the periods indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Domestic	$643,492	$525,328	$417,679
Foreign (1)	725,569	518,513	440,457
Total income before provision for income taxes	$1,369,061	$1,043,841	$858,136
______________________________

(1)	Foreign income before provision for income taxes is defined as income generated from operations located outside the U.S., which includes income from foreign branches of U.S. companies.
As of December 31, 2023, the Company has provided for applicable state income and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries.
The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. Based on the current status of income tax audits, the Company believes it is reasonably possible that the total amount of unrecognized benefits may decrease by approximately $23.0 million in the next twelve months as a result of the resolution of tax examinations.
The Company believes the resolution of tax matters will not have a material effect on the Consolidated Statement of Financial Condition of the Company, although a resolution could have a material impact on the Company’s Consolidated Statement of Income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2023, 2022 and 2021:

	Years Ended
Gross unrecognized tax benefits (in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$32,523	$33,039	$16,621
Increases based on tax positions related to the current period	5,028	640	511
Increases based on tax positions related to prior periods	1,961	3,807	20,321
Decreases based on tax positions related to prior periods	—	(597)	—
Decreases related to settlements with taxing authorities	(5,711)	(4,366)	—
Decreases related to a lapse of applicable statute of limitations	—	—	(4,414)
Ending balance	$33,801	$32,523	$33,039
The total amount of unrecognized tax benefits was $33.8 million, $32.5 million and $33.0 million as of December 31, 2023, 2022 and 2021, respectively, which, if recognized, would favorably affect the effective tax rate in future periods. The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statement of Income. The Company recognized $2.1 million, $(0.5) million and zero interest in the Consolidated Statement of Income with respect to unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021, respectively. Penalties of $1.3 million, $(0.3) million and $0.3 million were recognized in the Consolidated Statement of Income and the Consolidated Statement of Financial Position for the years ended December 31, 2023, 2022 and 2021, respectively. The amount of accrued interest, which includes interest related to uncertain tax positions and accrued income tax expense, recorded on the Consolidated Statement of Financial Condition was $2.5 million, $0.4 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company is under examination by tax authorities in certain jurisdictions, including foreign jurisdictions, such as Switzerland, India and states in the U.S. in which the Company has significant operations, such as New York and California. The tax years currently under examination vary by jurisdiction but include years ranging from 2008 onwards.
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
Operating revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are based upon allocation methodologies, including time estimates, revenue, headcount, sales targets, data center consumption and other relevant usage measures. Due to the integrated structure of MSCI’s business, certain costs incurred by one segment may benefit other segments. A segment may use the content and data produced by another segment without incurring an intersegment charge.
The CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenues, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for MSCI as a whole.

The Company has five operating segments: Index, Analytics, ESG and Climate, Real Assets and Private Capital Solutions, which are presented as the following four reportable segments: Index, Analytics, ESG and Climate and All Other – Private Assets. During the year ended December 31, 2023, the Company renamed the Burgiss operating segment to Private Capital Solutions. The operating segments of Real Assets and Private Capital Solutions do not individually meet the segment reporting thresholds and have been combined and presented as part of All Other – Private Assets reportable segment.
Prior to the step acquisition of Burgiss on October 2, 2023, the Company’s ownership interest in Burgiss was classified as an equity-method investment. Therefore, the All Other – Private Assets segment did not include the Company’s proportionate share of operating revenues and Adjusted EBITDA related to Burgiss. The Company’s proportionate share of the income or loss from its equity-method investment in Burgiss was not a component of Adjusted EBITDA as it was reported as a component of other (expense) income, net. Following the acquisition, the consolidated results of Burgiss were included in the Company’s Private Capital Solutions operating segment.
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
The Private Capital Solutions operating segment offers a suite of tools to help private asset investors across mission-critical workflows, such as sourcing terms and conditions, evaluating operating performance of underlying portfolio companies, managing risk and other activities supporting private capital investing.
The following table presents operating revenues by reportable segment for the periods indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Operating revenues
Index	$1,451,815	$1,303,209	$1,251,764
Analytics	615,956	576,107	544,299
ESG and Climate	287,568	228,311	166,192
All Other - Private Assets	173,581	140,971	81,289
Total	$2,528,920	$2,248,598	$2,043,544

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Index Adjusted EBITDA	$1,106,973	$985,407	$951,312
Analytics Adjusted EBITDA	274,875	247,895	198,799
ESG and Climate Adjusted EBITDA	91,678	61,094	29,748
All Other - Private Assets Adjusted EBITDA	49,425	35,275	16,931
Total operating segment profitability	1,522,951	1,329,671	1,196,790
Amortization of intangible assets	114,429	91,079	80,592
Depreciation and amortization of property, equipment and leasehold improvements	21,009	26,893	28,901
Impairment related to sublease of leased property	477	—	7,702
Acquisition-related integration and transaction costs (1)	2,427	4,059	6,870
Operating income	1,384,609	1,207,640	1,072,725
Other expense (income), net	15,548	163,799	214,589
Provision for income taxes	220,469	173,268	132,153
Net income	$1,148,592	$870,573	$725,983
______________________________

(1)
Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.

Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Years Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Operating revenues
Americas:
United States	$1,044,016	$934,462	$836,880
Other	111,965	96,023	85,744
Total Americas	1,155,981	1,030,485	922,624
Europe, the Middle East and Africa (“EMEA”):
United Kingdom	408,087	351,225	344,976
Other	569,032	512,018	454,239
Total EMEA	977,119	863,243	799,215
Asia & Australia:
Japan	100,823	91,263	91,419
Other	294,997	263,607	230,286
Total Asia & Australia	395,820	354,870	321,705
Total	$2,528,920	$2,248,598	$2,043,544

Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
(in thousands)	December 31, 2023	December 31, 2022
Long-lived assets
Americas:
United States	$204,238	$179,453
Other	11,585	11,971
Total Americas	215,823	191,424
EMEA:
United Kingdom	18,403	19,674
Other	22,072	23,099
Total EMEA	40,475	42,773
Asia & Australia:
Japan	1,321	652
Other	31,507	32,962
Total Asia & Australia	32,828	33,614
Total	$289,126	$267,811
14. SUBSEQUENT EVENTS
On January 29, 2024, the Board of Directors of the Company declared a quarterly dividend of $1.60 per share of common stock to be paid on February 29, 2024 to shareholders of record as of the close of trading on February 16, 2024.
On January 26, 2024, the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent, entered into the Credit Agreement, amending and restating in its entirety the Prior Credit Agreement. The Credit Agreement makes available to the Company an aggregate of $1,250.0 million of revolving loan commitments, which may be drawn until January 26, 2029. The revolving loans under the Credit Agreement were drawn at closing in an amount sufficient to prepay all term loans outstanding under the TLA Facility of the Prior Credit Agreement. The obligations under the Credit Agreement are general unsecured obligations of the Company. Upon the termination of the Prior Credit Agreement on January 26, 2024, the subsidiary guarantors were released from their guarantees under the Prior Credit Agreement and the Indentures.

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
Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, management, including the Company’s CEO and CFO, concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management excluded The Burgiss Group, LLC (“Burgiss”), acquired on October 2, 2023, and Trove Research Ltd (“Trove”), acquired on November 1, 2023 from its evaluation of internal control over financial reporting as of December 31, 2023. Burgiss and Trove are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment of internal controls over financial reporting collectively represent approximately 0.7% and 1.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which appears on page 58 of this Annual Report on Form 10-K.

(c). Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended December 31, 2023, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.
On February 8, 2024, the Board of Directors (the “Board”) of MSCI Inc. (the “Company”) approved and adopted amendments to the Company’s Amended and Restated Bylaws (the “Bylaws”), effective as of February 8, 2024, to permit one or more stockholders of record or beneficial owners holding not less than 15% of the voting power of shares of the Company’s capital stock continuously for at least one year the right to call a special meeting of stockholders (the “Special Meeting Right”).

In connection with the adoption of the Special Meeting Right, the Bylaws were also amended to provide for certain procedural requirements for stockholders to call a special meeting of stockholders and to provide for other technical, conforming and clarifying revisions.

The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the Bylaws, a copy of which is which is attached to this Annual Report on Form 10-K as Exhibit 3.2 and incorporated herein by reference.
Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Except for the information relating to our Executive Officers set forth in Part I of this Annual Report on Form 10-K, we incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2023.
Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policies is incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after December 31, 2023. Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.msci.com. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.
Item 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2023.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the additional information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2023.
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

The following table presents certain information with respect to our equity compensation plans at December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity Compensation Plans Approved by Security Holders
MSCI Inc. 2016 Omnibus Plan
Restricted Stock Units (“RSUs”)	161,637	N/A
Performance Stock Units (“PSUs”) (1)	813,690	N/A
Performance Stock Options (“PSOs”) (2)	461,016	$552.18
Total MSCI Inc. 2016 Omnibus Plan	1,436,343	N/A	2,856,296
MSCI Inc. 2016 Non-Employee Directors Compensation Plan (RSUs)	3,934	N/A	268,522
Equity Compensation Plans Not Approved by Security Holders	—	N/A	—
Total	1,440,277	N/A	3,124,818
______________________________
(1)The numbers included for PSUs in column (a) reflect the maximum payout. Assuming target number payout, the number of securities to be issued upon vesting of PSUs is 356,430.
(2)The numbers included for PSOs in column (a) reflect options at the maximum payout. Assuming target number payout, the number of securities to be issued upon vesting of PSOs is 230,508.
(3)Does not reflect the unvested RSUs or PSUs included in column (a) because these awards have no exercise price.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2023.
Item 14.    Principal Accountant Fees and Services
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2023.

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
(a)(3) Exhibits
The information required by this Item is set forth below.
EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	10-Q	001-33812	3.1	5/4/2012
3.2	Amended and Restated Bylaws	Filed Herewith
4.1	Form of Senior Indenture	S-3	333-206232	4.1	8/7/2015
4.2	Form of Subordinated Indenture	S-3	333-206232	4.2	8/7/2015
4.3	Form of Common Stock Certificate	10-Q	001-33812	4.1	5/4/2012
4.4	Indenture, dated as of November 7, 2019, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	11/7/2019
4.5	Form of Note for MSCI Inc. 4.000% Senior Notes due November 15, 2029 (included in Exhibit 4.4)	8-K	001-33812	4.2	11/7/2019
4.6	Indenture, dated as of March 4, 2020, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	3/04/2020
4.7	Form of Note for MSCI Inc. 3.625% Senior Notes due September 1, 2030 (included in Exhibit 4.6).	8-K	001-33812	4.2	3/04/2020
4.8	Indenture, dated as of May 26, 2020, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	5/26/2020
4.9	Form of Note for MSCI Inc. 3.875% Senior Notes due February 15, 2031 (included in Exhibit 4.8).	8-K	001-33812	4.2	5/26/2020
4.10	Indenture, dated as of May 14, 2021, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	5/14/2021
4.11	Form of Note for MSCI Inc. 3.625% Senior Notes due November 1, 2031 (included in Exhibit 4.10).	8-K	001-33812	4.2	5/14/2021
4.12	Indenture, dated as of August 17, 2021, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	8/17/2021

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
4.13	Form of Note for MSCI Inc. 3.250% Senior Notes due August 15, 2033 (included in Exhibit 4.12).	8-K	001-33812	4.2	8/17/2021
4.14	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-33812	4.1	2/11/2022
10.1*	Summary of Non-Employee Director Compensation	Filed Herewith
10.2*	Non-Employee Director Stock Ownership Guidelines	10-K	001-33812	10.2	2/10/2023
10.3*	MSCI Inc. 2016 Non-Employee Directors Compensation Plan, as amended	10-Q	001-33812	10.3	5/5/2017
10.4*	MSCI Inc. Non-Employee Director Deferral Plan, as amended	10-Q	001-33812	10.9	4/29/2016
10.5*	MSCI Inc. Change in Control Severance Plan, adopted May 28, 2015 and amended and restated November 2, 2023	Filed Herewith
10.6*	MSCI Inc. Performance Formula and Incentive Plan	Proxy	001-33812	Annex C	2/28/2008
10.7*	MSCI Inc. Executive Committee Stock Ownership Guidelines	10-K	001-33812	10.7	2/11/2022
10.8*	MSCI Inc. 2016 Omnibus Incentive Plan	S-8	333-210987	99.1	04/28/2016
10.9*	MSCI Inc. Annual Incentive Plan	Filed Herewith
10.10*	Form of 2019 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. Omnibus Incentive Plan	10-K	001-33812	10.187	2/22/2019
10.11*	Form of 2020 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.218	2/18/2020
10.12*	Form of 2021 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.232	2/12/2021
10.13*	Form of 2021 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.233	2/12/2021
10.14*	Form of 2021 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.234	2/12/2021
10.15*	Form of 2022 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.24	2/11/2022
10.16*	Form of 2022 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.25	2/11/2022
10.17*	Form of 2022 Non-Qualified Performance Stock Option Award Agreement Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.26	2/11/2022
10.18*	Form of 2023 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.22	2/10/2023

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.19*	Form of 2023 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.23	2/10/2023
10.20*	Form of 2023 Non-Qualified Performance Stock Option Award Agreement Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.24	2/10/2023
10.21*	Form of 2023 Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan	10-Q	001-33812	10.1	7/25/2023
10.22*	Form of 2024 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.23*	Form of 2024 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.24*	Form of 2024 Non-Qualified Performance Stock Option Award Agreement Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.25*	Offer Letter, executed March 11, 2014, by and between MSCI Inc. and Scott Crum	10-Q	001-33812	10.1	5/4/2018
10.26*	Offer Letter, executed September 24, 2020, between MSCI Inc. and Andrew C. Wiechmann	8-K	001-33812	10.1	9/25/2020
10.27*	Employment Letter, entered into on April 27, 2021, between MSCI Inc. and C.D. Baer Pettit.	10-Q	001-33812	10.2	4/28/2021
10.28	Second Amended and Restated Credit Agreement, dated as of January 26, 2024, among MSCI Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto.	8-K	001-33812	10.1	1/29/2024
10.29	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc.	8-K	001-33812	10.1	9/22/2011
10.30†#	Index License Agreement for Exchange Traded Funds, dated as of October 1, 2022, between MSCI Inc., MSCI Limited and BlackRock Fund Advisors	10-Q	001-33812	10.1	10/25/2022
21.1	Subsidiaries of the Registrant	Filed Herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith
24.1	Powers of Attorney (included as part of Signature Page)	Filed Herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished Herewith
97.1*	MSCI Inc. Financial Statement Compensation Recoupment Policy	Filed Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith
104.DEF	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith
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
Date: February 9, 2024

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

Signature	Title	Date

/S/ HENRY A. FERNANDEZ	Chairman and Chief Executive Officer (principal executive officer)	February 9, 2024
Henry A. Fernandez

/S/ ANDREW C. WIECHMANN	Chief Financial Officer (principal financial officer and principal accounting officer)	February 9, 2024
Andrew C. Wiechmann

/S/ ROBERT G. ASHE	Director	February 9, 2024
Robert G. Ashe

/S/ WAYNE EDMUNDS	Director	February 9, 2024
Wayne Edmunds

/S/ CATHERINE R. KINNEY	Director	February 9, 2024
Catherine R. Kinney

/S/ ROBIN MATLOCK	Director	February 9, 2024
Robin Matlock

/S/ JACQUES P. PEROLD	Director	February 9, 2024
Jacques P. Perold

/S/ C.D. BAER PETTIT	Director, President and Chief Operating Officer	February 9, 2024
C.D. Baer Pettit

/S/ SANDY C. RATTRAY	Director	February 9, 2024
Sandy C. Rattray

/S/ LINDA H. RIEFLER	Director	February 9, 2024
Linda H. Riefler

/S/ MARCUS L. SMITH	Director	February 9, 2024
Marcus L. Smith

/S/ RAJAT TANEJA	Director	February 9, 2024
Rajat Taneja

/S/ PAULA VOLENT	Director	February 9, 2024
Paula Volent