Form 10-Q
period 2024-03-31
MSCI Inc.
filed 2024-04-23
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 16, 2024, there were 79,224,201 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED MARCH 31, 2024

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
We also use our Investor Relations homepage and our Corporate Responsibility homepage as channels of distribution of Company information. The information we post through these channels may be deemed material.
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
In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and that could materially affect our actual results, levels of activity, performance or achievements. Such risks and uncertainties include those set forth under “Risk Factors” in Part I, Item 1A of the 2023 Annual Report on Form 10-K filed with the SEC on February 9, 2024. If any of these risks or uncertainties materialize, or if MSCI’s underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI projected. Any forward-looking statement reflects our current views with respect to future events, levels of activity, performance or achievements and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. MSCI assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law. Therefore, readers should carefully review the risk factors set forth in our Annual Report on Form 10-K and in other reports or documents we file from time to time with the SEC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share and share data)

	As of
	March 31,	December 31,
(unaudited)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3,842 and $3,878 at March 31, 2024 and December 31, 2023, respectively)	$519,315	$461,693
Accounts receivable (net of allowances of $4,326 and $3,968 at March 31, 2024 and December 31, 2023, respectively)	745,611	839,555
Prepaid income taxes	44,027	59,002
Prepaid and other assets	55,964	57,903
Total current assets	1,364,917	1,418,153
Property, equipment and leasehold improvements, net	55,802	55,920
Right of use assets	132,270	115,243
Goodwill	2,890,519	2,887,692
Intangible assets, net	948,479	956,234
Deferred tax assets	38,886	41,074
Other non-current assets	47,716	43,903
Total assets	$5,478,589	$5,518,219

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,048	$9,812
Income taxes payable	44,733	24,709
Accrued compensation and related benefits	84,582	219,456
Current portion of long-term debt	—	10,902
Other accrued liabilities	173,628	168,282
Deferred revenue	1,053,961	1,083,864
Total current liabilities	1,368,952	1,517,025
Long-term debt	4,507,686	4,496,826
Long-term operating lease liabilities	135,043	120,134
Deferred tax liabilities	17,737	27,028
Other non-current liabilities	99,688	96,970
Total liabilities	6,129,106	6,257,983

Commitments and Contingencies (see Note 8)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 134,070,097 and 133,817,332 common shares issued and 79,224,049 and 79,091,212 common shares outstanding at March 31, 2024 and December 31, 2023, respectively)	1,341	1,338
Treasury shares, at cost (54,846,048 and 54,726,120 common shares held at March 31, 2024 and December 31, 2023, respectively)	(6,517,130)	(6,447,101)
Additional paid in capital	1,622,638	1,587,670
Retained earnings	4,306,191	4,179,681
Accumulated other comprehensive loss	(63,557)	(61,352)
Total shareholders’ equity (deficit)	(650,517)	(739,764)
Total liabilities and shareholders’ equity (deficit)	$5,478,589	$5,518,219
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
(unaudited)	2024	2023
Operating revenues	$679,965	$592,218

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	128,514	108,647
Selling and marketing	72,168	66,475
Research and development	40,525	31,323
General and administrative	56,691	41,044
Amortization of intangible assets	38,604	24,667
Depreciation and amortization of property, equipment and leasehold improvements	4,081	5,460
Total operating expenses	340,583	277,616

Operating income	339,382	314,602

Interest income	(6,048)	(10,362)
Interest expense	46,674	46,206
Other expense (income)	2,863	2,386

Other expense (income), net	43,489	38,230

Income before provision for income taxes	295,893	276,372
Provision for income taxes	39,939	37,644
Net income	$255,954	$238,728

Earnings per share:
Basic	$3.23	$2.98
Diluted	$3.22	$2.97

Weighted average shares outstanding:
Basic	79,195	80,041
Diluted	79,508	80,482
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
(unaudited)	2024	2023
Net income	$255,954	$238,728
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,542)	4,362
Income tax effect	329	(1,108)
Foreign currency translation adjustments, net	(2,213)	3,254

Pension and other post-retirement adjustments	21	(513)
Income tax effect	(13)	34
Pension and other post-retirement adjustments, net	8	(479)
Other comprehensive (loss) income, net of tax	(2,205)	2,775
Comprehensive income	$253,749	$241,503
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$1,338	$(6,447,101)	$1,587,670	$4,179,681	$(61,352)	$(739,764)
Net income				255,954		255,954
Dividends declared ($1.60 per common share)				(129,444)		(129,444)
Dividends paid in shares			74			74
Other comprehensive income (loss), net of tax					(2,205)	(2,205)
Common stock issued	3					3
Shares withheld for tax withholding		(69,991)				(69,991)
Compensation payable in common stock			34,894			34,894
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		(38)				(38)
Balance at March 31, 2024	$1,341	$(6,517,130)	$1,622,638	$4,306,191	$(63,557)	$(650,517)

Balance at December 31, 2022	$1,336	$(5,938,116)	$1,515,874	$3,473,192	$(60,211)	$(1,007,925)
Net income				238,728		238,728
Dividends declared ($1.38 per common share)				(111,986)		(111,986)
Dividends paid in shares			44			44
Other comprehensive income (loss), net of tax					2,775	2,775
Common stock issued	2					2
Shares withheld for tax withholding		(43,960)				(43,960)
Compensation payable in common stock			20,988			20,988
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		(30)				(30)
Balance at March 31, 2023	$1,338	$(5,982,106)	$1,536,906	$3,599,934	$(57,436)	$(901,364)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
(unaudited)	2024	2023
Cash flows from operating activities
Net income	$255,954	$238,728
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	38,604	24,667
Stock-based compensation expense	34,336	21,088
Depreciation and amortization of property, equipment and leasehold improvements	4,081	5,460
Amortization of right of use assets	5,813	5,782
Amortization of debt origination fees	1,280	1,264
Loss on extinguishment of debt	1,510	—
Deferred taxes	(7,625)	(2,254)
Other adjustments	(3,533)	3,906
Changes in assets and liabilities:
Accounts receivable	91,109	22,489
Prepaid income taxes	14,874	3,396
Prepaid and other assets	1,427	(1,194)
Other non-current assets	73	(2,333)
Accounts payable	2,045	(6,327)
Income taxes payable	22,154	19,179
Accrued compensation and related benefits	(132,328)	(108,252)
Other accrued liabilities	3,086	8,305
Deferred revenue	(25,949)	34,427
Long-term operating lease liabilities	(5,666)	(5,047)
Other non-current liabilities	(1,108)	941
Other	—	(84)
Net cash provided by operating activities	300,137	264,141

Cash flows from investing activities
Capitalized software development costs	(19,966)	(15,351)
Capital expenditures	(4,271)	(6,225)
Acquisition of a business, net of cash acquired	(7,820)	—
Other	(276)	(186)
Net cash used in investing activities	(32,333)	(21,762)

Cash flows from financing activities
Repurchase of common stock held in treasury	(69,991)	(43,960)
Payment of dividends	(131,305)	(112,145)
Repayment of borrowings	(339,063)	(2,188)
Proceeds from borrowings	336,875	—
Payment of debt issuance costs	(3,739)	—
Net cash (used in) provided by financing activities	(207,223)	(158,293)

Effect of exchange rate changes	(2,959)	2,958

Net (decrease) increase in cash, cash equivalents and restricted cash	57,622	87,044
Cash, cash equivalents and restricted cash, beginning of period	461,693	993,564
Cash, cash equivalents and restricted cash, end of period	$519,315	$1,080,608

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,050	$33,803
Cash paid for income taxes, net of refunds received	$11,393	$18,965

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$2,668	$5,156

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$368	$511
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
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. If not materially different, certain note disclosures included therein have been omitted from these interim condensed consolidated financial statements.
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
Concentrations
For the three months ended March 31, 2024 and 2023, BlackRock, Inc. (“BlackRock”) accounted for 10.0% and 10.2% of the Company’s consolidated operating revenues, respectively. For the three months ended March 31, 2024 and 2023, BlackRock accounted for 17.9% and 17.4% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics, ESG and Climate or All Other – Private Assets segments for the three months ended March 31, 2024 and 2023.
Allowance for Credit Losses
Changes in the allowance for credit losses from December 31, 2022 to March 31, 2024 were as follows:

(in thousands)	Amount
Balance as of December 31, 2022	$2,652
Addition to credit loss expense	2,196
Write-offs, net of recoveries	(880)
Balance as of December 31, 2023	$3,968
Addition to credit loss expense	404
Write-offs, net of recoveries	(46)
Balance as of March 31, 2024	$4,326

2. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the FASB issued Accounting Standards Update No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. The amendments in ASU 2023-07 aim to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of this update on disclosures within its consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, with early adoption permitted. The Company is currently evaluating the impact of this update on disclosures within its consolidated financial statements.
3. REVENUE RECOGNITION
MSCI’s operating revenues are reported by product type, which generally reflects the timing of recognition. The Company’s operating revenue types are recurring subscriptions, asset-based fees and non-recurring revenues. The Company also disaggregates operating revenues by segment.
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months Ended March 31, 2024
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$212,952	$160,551	$76,418	$63,134	$513,055
Asset-based fees	150,259	—	—	—	150,259
Non-recurring	10,661	3,415	1,466	1,109	16,651
Total	$373,872	$163,966	$77,884	$64,243	$679,965

	For the Three Months Ended March 31, 2023
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$196,678	$144,503	$65,732	$38,334	$445,247
Asset-based fees	133,126	—	—	—	133,126
Non-recurring	9,578	2,567	1,326	374	13,845
Total	$339,382	$147,070	$67,058	$38,708	$592,218
The tables that follow present the change in accounts receivable, net of allowances, and current deferred revenue between the dates indicated:

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2023)	$839,555	$1,083,864
Closing (March 31, 2024)	745,611	1,053,961
Increase/(decrease)	$(93,944)	$(29,903)

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2022)	$663,236	$882,886
Closing (March 31, 2023)	641,584	920,255
Increase/(decrease)	$(21,652)	$37,369
The amounts of revenues recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $420.3 million and $356.6 million for the three months ended March 31, 2024 and 2023 respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in amortization of deferred revenue to operating revenues, partially offset by an increase in billings. As of March 31, 2024 and December 31, 2023, the Company carried a long-term deferred revenue balance of $28.2 million and $28.8 million, respectively, in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
March 31,
(in thousands)	2024
First 12-month period	$843,534
Second 12-month period	519,558
Third 12-month period	246,238
Periods thereafter	171,962
Total	$1,781,292
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”).
The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net income	$255,954	$238,728

Basic weighted average common shares outstanding	79,195	80,041
Effect of dilutive securities:
PSUs, RSUs and PSOs	313	441
Diluted weighted average common shares outstanding	79,508	80,482

Earnings per common share:
Basic	$3.23	$2.98
Diluted	$3.22	$2.97
5. ACQUISITIONS
On October 2, 2023, the Company acquired the remaining 66.4% interest in The Burgiss Group, LLC (“Burgiss”) for $696.8 million in cash (the “step acquisition”). The Company’s existing 33.6% interest in Burgiss had a fair value at acquisition date of

$353.2 million which resulted in a non-taxable gain of $143.0 million which the Company recognized during the three months ended December 31, 2023. The acquisition of Burgiss will provide the Company with comprehensive data and deep expertise in private assets, enabling investors to evaluate fundamental information, measure and compare performance, understand exposures, manage risk, and conduct robust analytics.
The step acquisition has been accounted for as a business combination using the acquisition method of accounting and its results are reported within the Private Capital Solutions operating segment within the All Other – Private Assets reportable segment. With the step acquisition, the Company renamed the Burgiss operating segment to Private Capital Solutions. Prior to the step acquisition, Burgiss was accounted for as an equity-method investment. Therefore, MSCI did not recognize the proportionate share of Burgiss’ operating revenues, rather, the Company’s proportionate share of the income or loss of Burgiss was reported as a component of other (expense) income, net. A portion of Burgiss’s client agreements do not have automatic renewal clauses at the end of the subscription period. Due to the historically high retention rate and expectation that a substantial portion of the client agreements will be renewed and the nature of the subscription service, the associated revenue is recorded as recurring subscription revenue.
The table below represents the preliminary purchase price allocation to total assets acquired and liabilities assumed and the associated estimated useful lives as of the acquisition date.

(in thousands)	Estimated Useful Life	Fair Value
Cash and cash equivalents		$5,397
Accounts receivable		25,848
Prepaid Income Taxes		30
Other current assets		4,178
Property, equipment and leasehold improvements, net		670
Right of use assets		3,443
Other non-current assets		471
Deferred revenue		(21,479)
Other current liabilities		(13,185)
Long-term operating lease liabilities		(2,525)
Intangible assets:
Proprietary data	11 years	229,900
Customer relationships	21 years	179,900
Acquired technology and software	3 years	19,000
Trademarks	1 year	900
Goodwill		617,386
Net assets acquired		$1,049,934
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
Revenue of Burgiss recognized within the consolidated financial statements was $24.2 million for the three months ended March 31, 2024.
On November 1, 2023, MSCI completed the acquisition of Trove Research Ltd (“Trove”), a carbon markets intelligence provider. Trove is a part of the ESG and Climate operating segment.
On January 2, 2024, MSCI completed the acquisition of Fabric RQ, Inc. (“Fabric”), a wealth technology platform specializing in portfolio design, customization and analytics for wealth managers and advisors. Fabric is a part of the Analytics operating segment. The contingent consideration related to Fabric is payable based upon the future product sales of the acquired business.
The Company recognizes the fair value of contingent consideration at the date of acquisition at fair value. The liability associated with any contingent consideration is remeasured to fair value at each reporting date subsequent to the acquisition and changes in the fair value are recorded in the Unaudited Condensed Consolidated Statements of Income.
The following table presents the preliminary acquired balances related to the acquisitions of Trove and Fabric:

(in thousands, except weighted average amortization period of intangible asset)	Trove	Fabric
Acquisition Date	November 1, 2023	January 2, 2024

Cash payments	$37,473	$7,959
Contingent consideration liability(1)	—	8,146
Aggregate purchase price	$37,473	$16,105

Net tangible assets acquired (liabilities assumed)	$(4,787)	$(226)
Intangible assets	7,705	11,300
Goodwill	34,555	5,031
Aggregate purchase price	$37,473	$16,105

Weighted average amortization period of intangible assets (years)	13.0	9.1
___________________________
(1)The fair value of the contingent consideration upon closing of the acquisition of Fabric was $8.1 million. As of March 31, 2024, the fair value of the contingent consideration was $8.3 million, of which $1.8 million is included in “Other accrued liabilities” and $6.5 million is included in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition, and is classified as Level 3 within the fair value hierarchy.
The recorded goodwill for Trove is primarily attributable to the utilization of the acquired data as well as expanded market opportunities and for Fabric is primarily attributable to the utilization of the acquired technology platform. Goodwill attributable to the acquisitions of Fabric and Trove are not deductible for federal income tax purposes.
Revenue of Trove and Fabric recognized within the consolidated financial statements was $1.3 million and $0.2 million for the three months ended March 31, 2024, respectively.
6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
Property, equipment and leasehold improvements, net consisted of the following as of the dates indicated:

	As of
	March 31,	December 31,
(in thousands)	2024	2023
Computer & related equipment	$170,762	$192,008
Furniture & fixtures	15,990	16,169
Leasehold improvements	56,636	58,582
Work-in-process	982	897
Subtotal	244,370	267,656
Accumulated depreciation and amortization	(188,568)	(211,736)
Property, equipment and leasehold improvements, net	$55,802	$55,920
Depreciation and amortization expense of property, equipment and leasehold improvements was $4.1 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2023	$1,203,435	$290,976	$84,724	$1,308,557	$2,887,692
Acquisitions (1)	—	5,031	(357)	(1,030)	3,644
Foreign exchange translation adjustment	(291)	—	(347)	(179)	(817)
Goodwill at March 31, 2024	$1,203,144	$296,007	$84,020	$1,307,348	$2,890,519
___________________________
(1)Reflects the impact of the acquisitions of Fabric, Trove and Burgiss.
Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Amortization expense of acquired intangible assets	$25,267	$15,831
Amortization expense of internally developed capitalized software	13,337	8,836
Total amortization of intangible assets expense	$38,604	$24,667
The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	March 31, 2024			December 31, 2023
(in thousands)	Gross intangible assets:	Accumulated amortization:	Net intangible assets:	Gross intangible assets:	Accumulated amortization:	Net intangible assets:
Customer relationships	$710,995	$(349,868)	$361,127	$709,299	$(340,248)	$369,051
Proprietary data	452,207	(74,675)	377,532	452,543	(64,694)	387,849
Acquired technology and software	238,285	(188,492)	49,793	228,785	(185,583)	43,202
Trademarks	209,090	(174,222)	34,868	209,090	(171,715)	37,375
Internally developed capitalized software	256,288	(131,129)	125,159	237,060	(118,303)	118,757
Total	$1,866,865	$(918,386)	$948,479	$1,836,777	$(880,543)	$956,234
The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2024 and succeeding years:

Years Ending December 31, (in thousands)	Amortization Expense
Remainder of 2024	$119,766
2025	134,968
2026	99,687
2027	71,025
2028	66,577
Thereafter	456,456
Total	$948,479

8. DEBT
As of March 31, 2024, the Company had outstanding an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) and $336.9 million under the Revolving Credit Facility (as defined below) as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
(in thousands)	Maturity Date	March 31, 2024	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000,000	$993,909	$993,637	$927,200	$941,090
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	895,752	895,587	799,911	815,526
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	992,434	992,161	892,390	914,360
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	595,017	594,852	521,682	529,458
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	693,699	693,532	578,179	586,509
Variable rate Tranche A Term Loans due 2027	February 16, 2027	—	—	337,959	—	337,367
Variable rate revolving loan commitments (1)	January 26, 2029	336,875	336,875	—	333,506	—
Total debt		$4,536,875	$4,507,686	$4,507,728	$4,052,868	$4,124,310
___________________________
(1)As of March 31, 2024 there were $4.8 million in unamortized deferred financing fees associated with the variable rate revolving loan commitments of which $1.0 million is included in “Prepaid and other assets,” and $3.8 million is included in “Other non-current assets” on the Unaudited Condensed Consolidated Statement of Financial Condition.
Maturities of the Company’s principal debt payments as of March 31, 2024 are as follows:

Maturity of Principal Debt Payments (in thousands)	Amounts
Remainder of 2024	$—
2025	—
2026	—
2027	—
2028	—
Thereafter	4,536,875
Total debt	$4,536,875
Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Revolving Loan Commitments
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
Variable rate revolving loan commitments (1)	Variable	February 26
___________________________
(1)The first payment occurred on February 26, 2024.
The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilized the market approach and obtained security pricing from a vendor who used broker quotes and third-party pricing services to determine fair values.
Credit Agreement. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks. On January 26, 2024, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), amending and restating in its entirety the Company’s prior Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The Credit Agreement makes available to the Company an aggregate of $1,250.0 million of revolving loan commitments under a revolving credit facility (the “Revolving Credit Facility”), which may be drawn until January 26, 2029. At the closing of the Credit Agreement, the Company drew $336.9 million on the Revolving Credit Facility and primarily used the proceeds to prepay all senior unsecured Tranche A Term Loans (the “Tranche A Term Loans”) under the term loan A facility (the “TLA Facility”) under the Prior Credit Agreement. The obligations under the Credit Agreement are general unsecured obligations of the Company. The prepayment of the Tranche A Term Loans and the entry into the Credit Agreement resulted in an approximately $1.5 million loss on extinguishment related to unamortized debt issuance costs. The loss on extinguishment was recorded in “Other expense (income)” on the Unaudited Condensed Consolidated Statement of Income.
Interest on the revolving loans under the Credit Agreement accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin to be determined based on the credit ratings of the Company’s senior, unsecured long-term debt and will be due on each Interest Payment Date (as defined in the Credit Agreement). So long as the credit rating for the Company’s senior, unsecured long-term debt is set at BBB-/BBB- by each of S&P and Fitch, respectively, the applicable margin is 0.50% for Base Rate loans, and 1.50% for SOFR loans. At March 31, 2024, the interest rate on the revolving loans was 6.93%.
Interest on the Tranche A Term Loans under the TLA Facility accrued, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin and was due on each Interest Payment Date (as defined in the Prior Credit Agreement). The applicable margin was calculated by reference to the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and ranged between 1.50% to 2.00% for SOFR loans, and 0.50% to 1.00% for Base Rate loans.
In connection with the closings of the Senior Notes offerings, entry into the Prior Credit Agreement and the subsequent amendments thereto and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At March 31, 2024, $33.9 million of the deferred financing fees and premium remain unamortized, $1.0 million of which is included in “Prepaid and other assets,” $3.8 million of which is included in “Other non-current assets” and $29.1 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.
9. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease expenses	$7,139	$7,114
Variable lease costs	1,069	891
Short-term lease costs	215	251
Sublease income	(828)	(1,276)
Total lease costs	$7,595	$6,980

Maturities of the Company’s operating lease liabilities as of March 31, 2024 are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2024	$21,777
2025	31,114
2026	29,499
2027	23,649
2028	23,095
Thereafter	51,854
Total lease payments	$180,988
Less: Interest	(22,199)
Present value of lease liabilities	$158,789

Other accrued liabilities	$23,746
Long-term operating lease liabilities	$135,043
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	March 31,	December 31,
Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (years)	6.68	7.04
Weighted-average discount rate	3.94%	3.66%
Other information related to the Company’s operating leases are as follows:

Other Information	Three Months Ended March 31,
(in thousands)	2024	2023
Operating cash flows used for operating leases	$7,626	$7,408
Right of use assets obtained in exchange for new operating lease liabilities	$23,237	$3,432
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
Share repurchases made pursuant to the 2022 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of March 31, 2024, there was $845.7 million of available authorization remaining under the 2022 Repurchase Program. The Company did not repurchase any of the Company’s common stock on the open market during each of the three months ended March 31, 2024 and 2023.

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share data)	Per Share	Declared	Distributed	(Released)/Deferred
Three Months Ended March 31, 2024	$1.60	$129,444	$131,378	$(1,934)
Three Months Ended March 31, 2023	$1.38	$111,986	$112,189	$(203)
Common Stock
The following table presents activity related to shares of common stock issued and repurchased during the three months ended March 31, 2024:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2023	133,817,332	(54,726,120)	79,091,212
Dividend payable/paid	61	—	61
Common stock issued	252,637	—	252,637
Shares withheld for tax withholding	—	(119,861)	(119,861)
Shares repurchased under stock repurchase programs	—	—	—
Shares issued to directors	67	(67)	—
Balance at March 31, 2024	134,070,097	(54,846,048)	79,224,049
11. INCOME TAXES
The Company’s provision for income taxes was $39.9 million and $37.6 million for the three months ended March 31, 2024 and 2023, respectively.
The effective tax rate of 13.5% for the three months ended March 31, 2024 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $20.2 million, primarily related to $13.0 million of excess tax benefits recognized on share-based compensation vested during the period and $7.2 million of tax benefits related to prior year items.
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
The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. Based on the current status of income tax audits, the Company believes it is reasonably possible that the total amount of unrecognized benefits may decrease by approximately $22.1 million in the next twelve months as a result of the resolution of prior year items.
During the three months ended March 31, 2024, the Company's unrecognized tax benefits decreased by $1.4 million principally due to the resolution of prior year items.

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
Prior to the step acquisition of Burgiss on October 2, 2023, the Company’s ownership interest in Burgiss was classified as an equity-method investment. Therefore, prior to the acquisition of Burgiss, the All Other – Private Assets segment did not include the Company’s proportionate share of operating revenues and Adjusted EBITDA related to Burgiss. The Company’s proportionate share of the income or loss from its equity-method investment in Burgiss was not a component of Adjusted EBITDA as it was reported as a component of other (expense) income, net. Following the acquisition, the consolidated results of Burgiss were included in the Company’s Private Capital Solutions operating segment.
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
The Chief Operating Decision Maker (“CODM”) measures and evaluates reportable segments based on segment operating revenues as well as Adjusted EBITDA and other measures. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments, including certain acquisition-related integration and transaction costs, that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net income and are included in the reconciliation that follows.

The following table presents operating revenues by reportable segment for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating revenues
Index	$373,872	$339,382
Analytics	163,966	147,070
ESG and Climate	77,884	67,058
All Other - Private Assets	64,243	38,708
Total	$679,965	$592,218
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Index Adjusted EBITDA	$277,760	$253,682
Analytics Adjusted EBITDA	72,212	60,780
ESG and Climate Adjusted EBITDA	21,091	17,876
All Other - Private Assets Adjusted EBITDA	12,510	12,391
Total operating segment profitability	383,573	344,729
Amortization of intangible assets	38,604	24,667
Depreciation and amortization of property, equipment and leasehold improvements	4,081	5,460
Acquisition-related integration and transaction costs(1)	1,506	—
Operating income	339,382	314,602
Other expense (income), net	43,489	38,230
Provision for income taxes	39,939	37,644
Net income	$255,954	$238,728
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

Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating revenues
Americas:
United States	$280,675	$238,416
Other	30,358	27,536
Total Americas	311,033	265,952

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	113,294	91,660
Other	151,684	138,319
Total EMEA	264,978	229,979

Asia & Australia:
Japan	26,573	26,017
Other	77,381	70,270
Total Asia & Australia	103,954	96,287

Total	$679,965	$592,218
Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	March 31,	December 31,
(in thousands)	2024	2023
Long-lived assets
Americas:
United States	$231,650	$204,238
Other	11,068	11,585
Total Americas	242,718	215,823

EMEA:
United Kingdom	17,913	18,403
Other	20,840	22,072
Total EMEA	38,753	40,475

Asia & Australia:
Japan	1,143	1,321
Other	29,524	31,507
Total Asia & Australia	30,667	32,828

Total	$312,138	$289,126

13. SUBSEQUENT EVENTS
On April 22, 2024, the Board of Directors declared a quarterly cash dividend of $1.60 per share for the three months ending June 30, 2024 (“second quarter 2024”). The second quarter 2024 dividend is payable on May 31, 2024 to shareholders of record as of the close of trading on May 17, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K.
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
As of March 31, 2024, we served approximately 6,9001 clients in more than 95 countries.
Our principal business model is generally to license annual, recurring subscriptions for the majority of our Index, Analytics and ESG and Climate products and services for a fee due in advance of the service period. Private Assets products are also licensed annually through subscriptions, which are generally recurring, for a fee which is paid in advance when products are generally delivered ratably over the subscription period or in arrears after the product is delivered. A portion of our fees comes from clients who use our indexes as the basis for index-linked investment products. Such fees are primarily based on a client’s assets under management (“AUM”), trading volumes and fee levels.
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

For the three months ended March 31, 2024, our largest client organization by revenue, BlackRock, accounted for 10.0% of our consolidated operating revenues, with 95.7% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs and non-ETF products that are based on our indexes.
The discussion of our results of operations for the three months ended March 31, 2024 and 2023 are presented below. The results of operations for interim periods may not be indicative of future results.
Factors Affecting the Comparability of Results
Acquisitions of Burgiss, Trove and Fabric
On October 2, 2023, the Company acquired the remaining 66.4% interest in Burgiss for $696.8 million in cash. The Company’s existing 33.6% interest had a fair value at acquisition date of $353.2 million which resulted in a non-taxable gain of $143.0 million for the three months ending December 31, 2023.
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
Following the acquisition, the consolidated results of Burgiss are included in the Company’s Private Capital Solutions operating segment (formerly known as Burgiss), which is combined and presented as part of the All Other – Private Assets reportable segment. See Note 5, “Acquisitions,” and Note 12, “Segment Information” of the Notes to the Consolidated Financial Statements included herein for additional information on the acquisition of Burgiss.
On November 1, 2023 MSCI completed the acquisition of Trove Research Ltd (“Trove”), a carbon markets intelligence provider for approximately $37.5 million in cash. Trove is a part of the ESG and Climate operating segment.
On January 2, 2024 MSCI completed the acquisition of Fabric RQ, Inc. (“Fabric”), a wealth technology platform specializing in portfolio design, customization and analytics for wealth managers and advisors for approximately $8.0 million in cash and contingent consideration with an acquisition date fair value of $8.1 million that is payable based on future sales of Fabric’s products. Fabric is a part of the Analytics operating segment.
Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product or reportable segment as follows: Index, Analytics, ESG and Climate and All Other – Private Assets.
The following table presents operating revenues by type for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Recurring subscriptions	$513,055	$445,247	15.2%
Asset-based fees	150,259	133,126	12.9%
Non-recurring	16,651	13,845	20.3%
Total operating revenues	$679,965	$592,218	14.8%
Total operating revenues increased 14.8%. Adjusting for the impact of foreign currency exchange rate fluctuations and acquisitions, total operating revenues would have increased 10.3%.
Operating revenues from recurring subscriptions increased 15.2%, driven by growth in All Other – Private Assets which increased $24.8 million, or 64.7% and included $24.2 million of Burgiss revenue, Index products, which increased $16.3 million, or 8.3%, and strong growth in both Analytics products, which increased $16.0 million, or 11.1%, and ESG and Climate products, which increased $10.7 million, or 16.3%. Adjusting for the impact of foreign currency exchange rate fluctuations and acquisitions, operating revenues from recurring subscriptions would have increased 9.3%.

Operating revenues from asset-based fees increased 12.9%, mainly driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by a decrease in revenue from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased 15.0%, primarily driven by an increase in average AUM, partially offset by decreases in average basis point fees. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 14.4%, primarily driven by an increase in average AUM, partially offset by decreases in average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes decreased by 7.0%, driven by volume decreases.
The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2023				2024
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,
AUM in ETFs linked to MSCI equity indexes(1), (2)	$1,305.4	$1,372.5	$1,322.8	$1,468.9	$1,582.6
Sequential Change in Value
Market Appreciation/(Depreciation)	$75.1	$48.4	$(56.1)	$130.5	$92.8
Cash Inflows	7.4	18.7	6.4	15.6	20.9
Total Change	$82.5	$67.1	$(49.7)	$146.1	$113.7
The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2023				2024
(in billions)	March	June	September	December	March
AUM in ETFs linked to MSCI equity indexes(1), (2)
Quarterly average	$1,287.5	$1,333.8	$1,376.5	$1,364.9	$1,508.8
Year-to-date average	$1,287.5	$1,310.7	$1,332.6	$1,340.7	$1,508.8
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
The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended March 31, 2024, was up $221.3 billion, or 17.2%, compared to the three months ended March 31, 2023.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Operating revenues:
Index
Recurring subscriptions	$212,952	$196,678	8.3%
Asset-based fees	150,259	133,126	12.9%
Non-recurring	10,661	9,578	11.3%
Index total	373,872	339,382	10.2%

Analytics
Recurring subscriptions	160,551	144,503	11.1%
Non-recurring	3,415	2,567	33.0%
Analytics total	163,966	147,070	11.5%

ESG and Climate
Recurring subscriptions	76,418	65,732	16.3%
Non-recurring	1,466	1,326	10.6%
ESG and Climate total	77,884	67,058	16.1%

All Other - Private Assets
Recurring subscriptions	63,134	38,334	64.7%
Non-recurring	1,109	374	196.5%
All Other - Private Assets total	64,243	38,708	66.0%
Total operating revenues	$679,965	$592,218	14.8%
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

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Operating expenses:
Cost of revenues	$128,514	$108,647	18.3%
Selling and marketing	72,168	66,475	8.6%
Research and development	40,525	31,323	29.4%
General and administrative	56,691	41,044	38.1%
Amortization of intangible assets	38,604	24,667	56.5%
Depreciation and amortization of property, equipment and leasehold improvements	4,081	5,460	(25.3%)
Total operating expenses	$340,583	$277,616	22.7%
Total operating expenses increased 22.7%. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 21.9%.
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
Cost of revenues increased 18.3%, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, incentive compensation and benefits costs as a result of increased headcount, as well as increases in non-compensation costs, primarily reflecting higher information technology and market data costs.
Selling and Marketing
Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other departments associated with acquiring new business, including product management, research, technology and sales operations.
Selling and marketing expenses increased 8.6%, reflecting increases across the All Other- Private Assets, Index and Analytics reportable segments, partially offset by decreases in the ESG and Climate reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation, wages and salaries and benefits costs as a result of increased headcount.
Research and Development
R&D expenses consist of costs to develop new, or enhance existing, products and the costs to develop new or enhanced technologies and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support directly associated with these activities.
R&D expenses increased 29.4%, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, incentive compensation and benefits costs as a result of increased headcount, partially offset by increased capitalization of costs related to internally developed software projects.
General and Administrative
G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development, acquisition integration, changes in the fair value of contingent consideration and certain other administrative costs that are not directly attributed to a product or service, but are instead allocated to G&A expenses.

G&A expenses increased 38.1%, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily related to higher incentive compensation,wages and salaries and benefits costs as a result of increased headcount, as well as increases in non-compensation costs, primarily reflecting higher professional fees. The increase was also driven by higher transaction and integration costs primarily related to the step acquisition of Burgiss.
The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Compensation and benefits	$222,994	$181,579	22.8%
Non-compensation expenses	74,904	65,910	13.6%
Amortization of intangible assets	38,604	24,667	56.5%
Depreciation and amortization of property, equipment and leasehold improvements	4,081	5,460	(25.3%)
Total operating expenses	$340,583	$277,616	22.7%
Compensation and Benefits
A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate, incentive compensation would be expected to decrease accordingly.
We had 5,858 employees as of March 31, 2024, compared to 4,846 employees as of March 31, 2023, reflecting a 20.9% increase in the number of employees which is primarily related to acquisitions. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of March 31, 2024, 67.2% of our employees were located in emerging market centers compared to 65.4% as of March 31, 2023.
Compensation and benefits costs increased 22.8%, primarily driven by an increase in wages and salaries, incentive compensation and benefits costs due to headcount growth, partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations and the step acquisition of Burgiss, and the Trove and Fabric acquisitions, compensation and benefits costs would have increased by 10.9%.
Non-Compensation Expenses
Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates.
Non-compensation expenses increased 13.6%, primarily driven by higher professional fees, information technology and market data costs. The increase was also driven by higher non-recurring transaction and integration costs primarily related to the step acquisition of Burgiss. Adjusting for the impact of foreign currency exchange rate fluctuations and the step acquisition of Burgiss, and the Trove and Fabric acquisitions, non-compensation expenses would have increased by 4.3%.
Amortization of Intangible Assets
Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and capitalization of internally developed software projects recognized over their estimated useful lives. Amortization of intangible assets expense increased 56.5%, primarily driven by higher amortization recognized on acquired intangible assets from recent acquisitions and amortization of internal use software.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of computer and related equipment, leasehold improvements, software and furniture and fixtures over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements decreased 25.3%, primarily driven by lower depreciation on computer and related equipment.

Total Other Expense (Income), Net
The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Interest income	$(6,048)	$(10,362)	(41.6%)
Interest expense	46,674	46,206	1.0%
Other expense (income)	2,863	2,386	20.0%
Total other expense (income), net	$43,489	$38,230	13.8%
Total other expense (income), net increased 13.8%, primarily driven by lower interest income reflecting lower average cash balances as well as loss on extinguishment related to unamortized debt issuance costs associated with the prepayment of the Tranche A Term Loans and the entry into the Credit Agreement, partially offset by favorable foreign currency exchange rate fluctuations.
Income Taxes
The following table shows our income tax provision and effective tax rate for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Provision for income taxes	39,939	37,644	6.1%
Effective tax rate	13.5%	13.6%	(0.7%)
The effective tax rate of 13.5% for the three months ended March 31, 2024 reflects the Company's estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $20.2 million, primarily related to $13.0 million of excess tax benefits recognized on share-based compensation vested during the period and $7.2 million of tax benefits related to prior year items.
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
Net Income
The following table shows our net income for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Net income	$255,954	$238,728	7.2%
As a result of the factors described above, net income increased 7.2%.

Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Weighted average shares outstanding:
Basic	79,195	80,041	(1.1%)
Diluted	79,508	80,482	(1.2%)

The following table shows our common shares outstanding for the periods indicated:

	As of		% Change
(in thousands)	March 31, 2024	December 31, 2023
Common shares outstanding	79,224	79,091	0.2%
The decrease in weighted average shares outstanding primarily reflects the impact of share repurchases made pursuant to the stock repurchase program during the twelve months ended December 31, 2023. The increase in common shares outstanding primarily reflects the vesting of certain share-based awards during the three months ended March 31, 2024.
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
The following table presents non-GAAP Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Operating revenues	$679,965	$592,218	14.8%
Adjusted EBITDA expenses	296,392	247,489	19.8%
Adjusted EBITDA	$383,573	$344,729	11.3%
Operating margin %	49.9%	53.1%
Adjusted EBITDA margin %	56.4%	58.2%

The change in Adjusted EBITDA margin reflects changes in the rate of growth of Adjusted EBITDA expenses as compared to the rate of growth of operating revenues, driven by the factors previously described.
Reconciliation of Net Income to Adjusted EBITDA and Operating Expenses to Adjusted EBITDA Expenses
The following table presents the reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Net income	$255,954	$238,728	7.2%
Provision for income taxes	39,939	37,644	6.1%
Other expense (income), net	43,489	38,230	13.8%
Operating income	339,382	314,602	7.9%
Amortization of intangible assets	38,604	24,667	56.5%
Depreciation and amortization of property, equipment and leasehold improvements	4,081	5,460	(25.3%)
Acquisition-related integration and transaction costs (1)	1,506	—	100.0%
Consolidated Adjusted EBITDA	383,573	344,729	11.3%

Index Adjusted EBITDA	$277,760	$253,682	9.5%
Analytics Adjusted EBITDA	72,212	60,780	18.8%
ESG and Climate Adjusted EBITDA	21,091	17,876	18.0%
All Other - Private Assets Adjusted EBITDA	12,510	12,391	1.0%
Consolidated Adjusted EBITDA	383,573	344,729	11.3%
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.
The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Total operating expenses	$340,583	$277,616	22.7%
Amortization of intangible assets	38,604	24,667	56.5%
Depreciation and amortization of property, equipment and leasehold improvements	4,081	5,460	(25.3%)
Acquisition-related integration and transaction costs (1)	1,506	—	100.0%
Consolidated Adjusted EBITDA expenses	296,392	247,489	19.8%

Index Adjusted EBITDA expenses	$96,112	$85,700	12.1%
Analytics Adjusted EBITDA expenses	91,754	86,290	6.3%
ESG and Climate Adjusted EBITDA expenses	56,793	49,182	15.5%
All Other - Private Assets Adjusted EBITDA expenses	51,733	26,317	96.6%
Consolidated Adjusted EBITDA expenses	$296,392	$247,489	19.8%
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.

Segment Results
Index Segment
The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Operating revenues:
Recurring subscriptions	$212,952	$196,678	8.3%
Asset-based fees	150,259	133,126	12.9%
Non-recurring	10,661	9,578	11.3%
Operating revenues total	373,872	339,382	10.2%
Adjusted EBITDA expenses	96,112	85,700	12.1%
Adjusted EBITDA	$277,760	$253,682	9.5%
Adjusted EBITDA margin %	74.3%	74.7%
Index operating revenues increased 10.2%, driven by strong growth from asset-based fees as well as revenue growth from recurring subscriptions. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 10.4%.
Operating revenues from recurring subscriptions increased 8.3%, primarily driven by strong growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 12.9%, mainly driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by a decrease in revenue from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased 15.0%, primarily driven by an increase in average AUM, partially offset by decreases in average basis point fees. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 14.4%, primarily driven by an increase in average AUM, partially offset by decreases in average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI Indexes decreased by 7%, driven by volume decreases.
Index segment Adjusted EBITDA expenses increased 12.1%, primarily driven by higher compensation expenses across all expense activity categories. The increase reflects higher incentive compensation, wages and salaries and benefits costs. The change was also driven by higher non-compensation expenses across the G&A, cost of revenues and R&D expense activity categories, partially offset by lower non-compensation expenses in the selling and marketing expense activity category. The increase in non-compensation expenses is primarily due to higher professional fees. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 11.2%.
Analytics Segment
The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Operating revenues:
Recurring subscriptions	$160,551	$144,503	11.1%
Non-recurring	3,415	2,567	33.0%
Operating revenues total	163,966	147,070	11.5%
Adjusted EBITDA expenses	91,754	86,290	6.3%
Adjusted EBITDA	$72,212	$60,780	18.8%
Adjusted EBITDA margin %	44.0%	41.3%

Analytics operating revenues increased 11.5%, primarily driven by growth from recurring subscriptions related to both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 11.9%.
Analytics segment Adjusted EBITDA expenses increased 6.3%, primarily driven by higher compensation expenses across all expense activity categories. The increase reflects higher incentive compensation, wages and salaries and severance costs. The increase was also driven by higher non-compensation expenses across the G&A, selling and marketing and R&D expense activity categories, partially offset by lower non-compensation expenses in the cost of revenues expense activity category. The increase in non-compensation expenses is primarily due to higher professional fees and information technology costs. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 4.8%.
ESG and Climate Segment
The following table presents the results for the ESG and Climate segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Operating revenues:
Recurring subscriptions	$76,418	$65,732	16.3%
Non-recurring	1,466	1,326	10.6%
Operating revenues total	77,884	67,058	16.1%
Adjusted EBITDA expenses	56,793	49,182	15.5%
Adjusted EBITDA	$21,091	$17,876	18.0%
Adjusted EBITDA margin %	27.1%	26.7%
ESG and Climate operating revenues increased 16.1%, primarily driven by growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 11.0%.
ESG and Climate segment Adjusted EBITDA expenses increased 15.5%, primarily driven by higher compensation expenses across cost of revenues, R&D and G&A expense activity categories, partially offset by lower compensation expense in the selling and marketing expense activity category. The increase reflects higher incentive compensation, wages and salaries, and benefits costs, primarily driven by the acquisition of Trove. The increase was partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 6.9%.
All Other – Private Assets Segment
The following table presents the results for the All Other – Private Assets segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2024	2023
Operating revenues:
Recurring subscriptions	$63,134	$38,334	64.7%
Non-recurring	1,109	374	196.5%
Operating revenues total	64,243	38,708	66.0%
Adjusted EBITDA expenses	51,733	26,317	96.6%
Adjusted EBITDA	$12,510	$12,391	1.0%
Adjusted EBITDA margin %	19.5%	32.0%
All Other – Private Assets operating revenues increased 66.0%, primarily driven by revenues attributable to the acquisition of Burgiss as well as growth in recurring subscriptions related to Index Intel products and favorable foreign currency exchange rate fluctuations, partially offset by a decrease in recurring subscriptions related to our Property Intel product. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 2.6%.
All Other – Private Assets segment Adjusted EBITDA expenses increased 96.6%, reflecting higher compensation and non-compensation expenses across all expense activity categories, primarily driven by the step acquisition of Burgiss. The increase reflects higher wages and salaries, incentive compensation, benefits and information technology costs, partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other - Private Assets segment Adjusted EBITDA expenses would have decreased 3.7%.
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
•fluctuations in foreign currency exchange rates; and
•the impact of acquisitions and divestitures.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the periods indicated:

	As of		% Change
(in thousands)	March 31, 2024	March 31, 2023
Index:
Recurring subscriptions	$869,931	$795,621	9.3%
Asset-based fees	619,431	534,491	15.9%
Index total	1,489,362	1,330,112	12.0%

Analytics	662,079	621,611	6.5%

ESG and Climate	320,611	278,947	14.9%

All Other - Private Assets	254,432	148,440	71.4%

Total Run Rate	$2,726,484	$2,379,110	14.6%

Recurring subscriptions total	$2,107,053	$1,844,619	14.2%
Asset-based fees	619,431	534,491	15.9%
Total Run Rate	$2,726,484	$2,379,110	14.6%
Total Run Rate increased 14.6%, driven by a 14.2% increase from recurring subscriptions and a 15.9% increase from asset-based fees. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 8.7%.
Run Rate from Index recurring subscriptions increased 9.3%, primarily driven by growth from market cap-weighted and custom Index products and special packages. The increase reflected growth across all regions.
Run Rate from Index asset-based fees increased 15.9%, primarily driven by higher AUM in ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes.
Run Rate from Analytics products increased 6.5%, driven by growth in both Multi-Asset Class and Equity Analytics products, and reflected growth across all regions and client segments. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 7.0%.
Run Rate from ESG and Climate products increased 14.9%, driven by strong growth in Ratings, Climate and Screening products with contributions across all all regions and client segments. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 13.3%.
Run Rate from All Other - Private Assets increased 71.4%, and included $101.0 million associated with Burgiss. Excluding the impact of the step acquisition of Burgiss, the growth was primarily driven by Index Intel, RCA and Performance Insights products, partially offset by a decline in our Property Intel product. This increase reflected growth across all regions. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other - Private Assets Run Rate would have increased 3.5%.
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

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended		% Change
(in thousands)	March 31, 2024	March 31, 2023
New recurring subscription sales
Index	$23,513	$25,090	(6.3%)
Analytics	14,088	13,674	3.0%
ESG and Climate	11,471	12,486	(8.1%)
All Other - Private Assets	8,264	5,143	60.7%
New recurring subscription sales total	57,336	56,393	1.7%

Subscription cancellations
Index	(14,702)	(7,082)	107.6%
Analytics	(10,794)	(9,183)	17.5%
ESG and Climate	(7,351)	(2,635)	179.0%
All Other - Private Assets	(4,922)	(2,856)	72.3%
Subscription cancellations total	(37,769)	(21,756)	73.6%

Net new recurring subscription sales
Index	8,811	18,008	(51.1%)
Analytics	3,294	4,491	(26.7%)
ESG and Climate	4,120	9,851	(58.2%)
All Other - Private Assets	3,342	2,287	46.1%
Net new recurring subscription sales total	19,567	34,637	(43.5%)

Non-recurring sales
Index	12,811	12,782	0.2%
Analytics	2,462	1,370	79.7%
ESG and Climate	1,672	1,219	37.2%
All Other - Private Assets	1,089	213	411.3%
Non-recurring sales total	18,034	15,584	15.7%

Gross sales
Index	$36,324	$37,872	(4.1%)
Analytics	16,550	15,044	10.0%
ESG and Climate	13,143	13,705	(4.1%)
All Other - Private Assets	9,353	5,356	74.6%
Total gross sales	$75,370	$71,977	4.7%

Net sales
Index	$21,622	$30,790	(29.8%)
Analytics	5,756	5,861	(1.8%)
ESG and Climate	5,792	11,070	(47.7%)
All Other - Private Assets	4,431	2,500	77.2%
Total net sales	$37,601	$50,221	(25.1%)
A significant portion of MSCI’s operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.

Retention Rate
The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Index	93.2%	96.4%
Analytics(1)	93.5%	94.0%
ESG and Climate(1)	90.8%	96.1%
All Other - Private Assets(1)	92.2%	92.1%

Total(1)	92.8%	95.2%
___________________________
(1)Retention rate for Analytics excluding the impact of the acquisition of Fabric was 93.5% for the three months ended March 31, 2024. Retention rate for ESG and Climate excluding the impact of the acquisition of Trove was 90.7% for the three months ended March 31, 2024. Retention rate for All Other – Private Assets excluding the impact of the step acquisition of Burgiss was 89.9% for the three months and year ended March 31, 2024. Total retention rate excluding the impact of the acquisitions of Fabric, Trove and Burgiss was 92.6%.
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
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K. There have been no significant changes in our accounting policies since the end of the fiscal year ended December 31, 2023 or critical accounting estimates applied in the fiscal year ended December 31, 2023.
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
Senior Notes and Credit Agreement
As of March 31, 2024, we had an aggregate of $4,200.0 million in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of March 31, 2024 an aggregate of $336.9 million in outstanding borrowings under the revolving credit facility. See Note 8, “Debt,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and revolving credit facility.
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
The Senior Notes and the Prior Credit Agreement were previously fully and unconditionally, and jointly and severally, guaranteed by our direct or indirect wholly owned domestic subsidiaries that account for more than 5% of our and our subsidiaries’ consolidated assets, other than certain excluded subsidiaries (the “subsidiary guarantors”). Upon the closing of the Credit Agreement on January 26, 2024, the subsidiary guarantors’ were released from their guarantees under the Prior Credit Agreement and the indentures governing our Senior Notes (the “Indentures”).
The Indentures among us and Computershare, National Association, as trustee and successor to Wells Fargo Bank, National Association, contain covenants that limit our and our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets, and that limit the ability of our subsidiaries to incur certain indebtedness. The Credit Agreement also contains covenants that limit our and our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets, and that limit the ability of our subsidiaries to incur certain indebtedness.
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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for four fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 4.00:1.00. As of March 31, 2024, our Consolidated Leverage Ratio was 2.56:1.00 and our Consolidated Interest Coverage Ratio was 9.16:1.00.
Share Repurchases
We made no repurchases of the Company’s common stock pursuant to open market repurchases during the three months ended March 31, 2024 or 2023.
As of March 31, 2024, there was $845.7 million of available authorization remaining under the 2022 Repurchase Program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On April 22, 2024, the Board of Directors declared a quarterly cash dividend of $1.60 per share for the three months ending June 30, 2024. The second quarter 2024 dividend is payable on May 31, 2024 to shareholders of record as of the close of trading on May 17, 2024.

Cash Flows
The following table presents the Company’s cash and cash equivalents, including restricted cash, as of the dates indicated:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents (includes restricted cash of $3,842 and $3,878 at March 31, 2024 and December 31, 2023, respectively)	$519,315	$461,693
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of March 31, 2024 and December 31, 2023, $209.8 million and $285.2 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
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
Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$300,137	$264,141
Net cash (used in) investing activities	(32,333)	(21,762)
Net cash (used in) provided by financing activities	(207,223)	(158,293)
Effect of exchange rate changes	(2,959)	2,958
Net (decrease) increase in cash, cash equivalents and restricted cash	$57,622	$87,044
Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by cash collections from customers, partially offset by higher payments for cash expenses.
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
Cash Flows From Investing Activities
The year-over-year change was primarily driven by higher capitalized software development costs and the acquisition of Fabric.
Cash Flows From Financing Activities
The year-over-year change was primarily driven by the impact of higher dividend payments and higher share repurchases on vested share-based awards.

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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2024 and 2023, 16.8% and 17.2%, respectively, of our revenues were subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 16.8% of non-U.S. dollar exposure for the three months ended March 31, 2024, 41.3% was in Euros, 33.3% was in British pounds sterling and 17.3% was in Japanese yen. Of the 17.2% of non-U.S. dollar exposure for the three months ended March 31, 2023, 41.2% was in Euros, 31.3% was in British pounds sterling and 18.2% was in Japanese yen.
Revenues from asset-based fees represented 22.1% and 22.5% of operating revenues for the three months ended March 31, 2024 and 2023, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 41.3% and 43.5% of our operating expenses for the three months ended March 31, 2024 and 2023, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Mexican pesos and Swiss francs.
We have certain monetary assets and liabilities denominated in currencies other than local functional amounts, and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $1.0 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively.
Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this report, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2023.
There have been no material changes to the risk factors and uncertainties known to the Company and disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2023, that, if they were to materialize or occur, would, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2024.
The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended March 31, 2024.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1, 2024-January 31, 2024	—	$—	—	$845,668,000
February 1, 2024-February 29, 2024	119,652	$584.00	—	$845,668,000
March 1, 2024-March 31, 2024	276	$551.68	—	$845,668,000
Total	119,928	$583.92	—	$845,668,000
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
(3)See Note 10, “Shareholders’ Equity (Deficit),” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase program.
Item 5.    Other Information
During the three months ended March 31, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6.    Exhibits
EXHIBIT INDEX

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 9, 2024 and incorporated by reference herein)

10.1
Second Amended and Restated Credit Agreement, dated as of January 26, 2024, among MSCI Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on January 29, 2024 and incorporated by reference herein)

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
Dated: April 23, 2024

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)