Form 10-Q
period 2024-06-30
MSCI Inc.
filed 2024-07-23
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 16, 2024, there were 78,649,981 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share and share data)

	As of
	June 30,	December 31,
(unaudited)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3,883 and $3,878 at June 30, 2024 and December 31, 2023, respectively)	$451,401	$461,693
Accounts receivable (net of allowances of $4,476 and $3,968 at June 30, 2024 and December 31, 2023, respectively)	709,487	839,555
Prepaid income taxes	98,611	59,002
Prepaid and other assets	55,553	57,903
Total current assets	1,315,052	1,418,153
Property, equipment and leasehold improvements, net	63,974	55,920
Right of use assets	129,542	115,243
Goodwill	2,909,415	2,887,692
Intangible assets, net	949,166	956,234
Deferred tax assets	40,213	41,074
Other non-current assets	49,471	43,903
Total assets	$5,456,833	$5,518,219

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,922	$9,812
Income taxes payable	24,919	24,709
Accrued compensation and related benefits	129,978	219,456
Current portion of long-term debt	—	10,902
Other accrued liabilities	190,626	168,282
Deferred revenue	1,017,997	1,083,864
Total current liabilities	1,376,442	1,517,025
Long-term debt	4,508,730	4,496,826
Long-term operating lease liabilities	130,559	120,134
Deferred tax liabilities	69,684	27,028
Other non-current liabilities	105,901	96,970
Total liabilities	6,191,316	6,257,983

Commitments and Contingencies (see Note 8)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 134,075,817 and 133,817,332 common shares issued and 78,749,685 and 79,091,212 common shares outstanding at June 30, 2024 and December 31, 2023, respectively)	1,341	1,338
Treasury shares, at cost (55,326,132 and 54,726,120 common shares held at June 30, 2024 and December 31, 2023, respectively)	(6,759,019)	(6,447,101)
Additional paid in capital	1,642,385	1,587,670
Retained earnings	4,445,645	4,179,681
Accumulated other comprehensive loss	(64,835)	(61,352)
Total shareholders’ equity (deficit)	(734,483)	(739,764)
Total liabilities and shareholders’ equity (deficit)	$5,456,833	$5,518,219
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2024	2023	2024	2023
Operating revenues	$707,949	$621,157	$1,387,914	$1,213,375

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	128,109	110,066	256,623	218,713
Selling and marketing	71,454	67,988	143,622	134,463
Research and development	41,073	30,140	81,598	61,463
General and administrative	39,706	35,657	96,397	76,701
Amortization of intangible assets	40,773	26,154	79,377	50,821
Depreciation and amortization of property, equipment and leasehold improvements	4,226	5,199	8,307	10,659
Total operating expenses	325,341	275,204	665,924	552,820

Operating income	382,608	345,953	721,990	660,555

Interest income	(6,110)	(10,403)	(12,158)	(20,765)
Interest expense	46,633	46,617	93,307	92,823
Other expense (income)	2,091	2,581	4,954	4,967

Other expense (income), net	42,614	38,795	86,103	77,025

Income before provision for income taxes	339,994	307,158	635,887	583,530
Provision for income taxes	73,236	60,333	113,175	97,977
Net income	$266,758	$246,825	$522,712	$485,553

Earnings per share:
Basic	$3.37	$3.10	$6.60	$6.08
Diluted	$3.37	$3.09	$6.59	$6.05

Weighted average shares outstanding:
Basic	79,085	79,592	79,140	79,815
Diluted	79,245	79,905	79,377	80,193
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2024	2023	2024	2023
Net income	$266,758	$246,825	$522,712	$485,553
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,255)	2,516	(3,797)	6,878
Income tax effect	(117)	(323)	212	(1,431)
Foreign currency translation adjustments, net	(1,372)	2,193	(3,585)	5,447

Pension and other post-retirement adjustments	85	(1,581)	106	(2,094)
Income tax effect	9	179	(4)	213
Pension and other post-retirement adjustments, net	94	(1,402)	102	(1,881)
Other comprehensive income (loss), net of tax	(1,278)	791	(3,483)	3,566
Comprehensive income	$265,480	$247,616	$519,229	$489,119
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$1,338	$(6,447,101)	$1,587,670	$4,179,681	$(61,352)	$(739,764)
Net income				255,954		255,954
Dividends declared ($1.60 per common share)				(129,444)		(129,444)
Dividends paid in shares			74			74
Other comprehensive income (loss), net of tax					(2,205)	(2,205)
Common stock issued	3					3
Shares withheld for tax withholding		(69,991)				(69,991)
Compensation payable in common stock			34,894			34,894
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		(38)				(38)
Balance at March 31, 2024	1,341	(6,517,130)	1,622,638	4,306,191	(63,557)	(650,517)
Net income				266,758		266,758
Dividends declared ($1.60 per common share)				(127,304)		(127,304)
Dividends paid in shares			40			40
Other comprehensive income (loss), net of tax					(1,278)	(1,278)
Common stock issued						—
Shares withheld for tax withholding		(200)				(200)
Compensation payable in common stock			19,707			19,707
Common stock repurchased and held in treasury		(243,035)				(243,035)
Common stock issued to Directors and (held in)/released from treasury		1,346				1,346
Balance at June 30, 2024	$1,341	$(6,759,019)	$1,642,385	$4,445,645	$(64,835)	$(734,483)

Balance at December 31, 2022	$1,336	$(5,938,116)	$1,515,874	$3,473,192	$(60,211)	$(1,007,925)
Net income				238,728		238,728
Dividends declared ($1.38 per common share)				(111,986)		(111,986)
Dividends paid in shares			44			44
Other comprehensive income (loss), net of tax					2,775	2,775
Common stock issued	2					2
Shares withheld for tax withholding		(43,960)				(43,960)
Compensation payable in common stock			20,988			20,988
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		(30)				(30)
Balance at March 31, 2023	1,338	(5,982,106)	1,536,906	3,599,934	(57,436)	(901,364)
Net income				246,825		246,825
Dividends declared ($1.38 per common share)				(110,383)		(110,383)
Dividends paid in shares	—		33			33
Other comprehensive income (loss), net of tax					791	791
Common stock issued	—					—
Shares withheld for tax withholding		(611)				(611)
Compensation payable in common stock			16,426			16,426
Common stock repurchased and held in treasury		(444,655)				(444,655)
Common stock issued to Directors and (held in)/released from treasury		(730)				(730)
Balance at June 30, 2023	$1,338	$(6,428,102)	$1,553,365	$3,736,376	$(56,645)	$(1,193,668)
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
(unaudited)	2024	2023
Cash flows from operating activities
Net income	$522,712	$485,553
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	79,377	50,821
Stock-based compensation expense	53,732	37,231
Depreciation and amortization of property, equipment and leasehold improvements	8,307	10,659
Amortization of right of use assets	11,837	11,586
Amortization of debt origination fees	2,567	2,526
Loss on extinguishment of debt	1,510	—
Deferred taxes	42,555	(11,766)
Other adjustments	(3,085)	5,978
Changes in assets and liabilities:
Accounts receivable	125,264	50,985
Prepaid income taxes	(39,595)	(32,729)
Prepaid and other assets	1,676	5,836
Other non-current assets	(1,961)	(3,109)
Accounts payable	2,646	(7,850)
Income taxes payable	2,134	3,547
Accrued compensation and related benefits	(84,865)	(65,529)
Other accrued liabilities	3,162	2,869
Deferred revenue	(60,128)	23,443
Long-term operating lease liabilities	(12,387)	(10,396)
Other non-current liabilities	(6,019)	(3,515)
Other	(54)	(195)
Net cash provided by operating activities	649,385	555,945

Cash flows from investing activities
Capitalized software development costs	(38,673)	(32,663)
Capital expenditures	(12,889)	(15,378)
Cash paid for acquisitions, net of cash acquired	(27,467)	—
Other	(429)	(389)
Net cash used in investing activities	(79,458)	(48,430)

Cash flows from financing activities
Repurchase of common stock held in treasury	(311,709)	(485,417)
Payment of dividends	(258,223)	(222,260)
Repayment of borrowings	(339,063)	(4,375)
Proceeds from borrowings	336,875	—
Payment of debt issuance costs	(3,739)	—
Net cash used in financing activities	(575,859)	(712,052)

Effect of exchange rate changes	(4,360)	3,302

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,292)	(201,235)
Cash, cash equivalents and restricted cash, beginning of period	461,693	993,564
Cash, cash equivalents and restricted cash, end of period	$451,401	$792,329

Supplemental disclosure of cash flow information:
Cash paid for interest	$90,732	$90,661
Cash paid for income taxes, net of refunds received	$113,232	$138,587

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$6,809	$5,567

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$761	$1,014
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
Concentrations
For the six months ended June 30, 2024 and 2023, BlackRock, Inc. (“BlackRock”) accounted for 10.1% and 10.0% of the Company’s consolidated operating revenues, respectively. For the six months ended June 30, 2024 and 2023, BlackRock accounted for 17.8% and 16.9% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics, ESG and Climate or All Other – Private Assets segments for the six months ended June 30, 2024 and 2023.
Allowance for Credit Losses
Changes in the allowance for credit losses from December 31, 2022 to June 30, 2024 were as follows:

(in thousands)	Amount
Balance as of December 31, 2022	$2,652
Addition to credit loss expense	2,196
Write-offs, net of recoveries	(880)
Balance as of December 31, 2023	$3,968
Addition to credit loss expense	1,611
Write-offs, net of recoveries	(1,103)
Balance as of June 30, 2024	$4,476

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
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months Ended June 30, 2024
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$217,032	$162,128	$78,000	$64,309	$521,469
Asset-based fees	163,281	—	—	—	163,281
Non-recurring	16,879	3,867	1,855	598	23,199
Total	$397,192	$165,995	$79,855	$64,907	$707,949

	For the Six Months Ended June 30, 2024
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$429,984	$322,679	$154,418	$127,443	$1,034,524
Asset-based fees	313,540	—	—	—	313,540
Non-recurring	27,540	7,282	3,321	1,707	39,850
Total	$771,064	$329,961	$157,739	$129,150	$1,387,914

	For the Three Months Ended June 30, 2023
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$200,714	$147,504	$70,047	$37,427	$455,692
Asset-based fees	138,162	—	—	—	138,162
Non-recurring	23,440	2,377	1,172	314	27,303
Total	$362,316	$149,881	$71,219	$37,741	$621,157

	For the Six Months Ended June 30, 2023
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$397,392	$292,007	$135,779	$75,761	$900,939
Asset-based fees	271,288	—	—	—	271,288
Non-recurring	33,018	4,944	2,498	688	41,148
Total	$701,698	$296,951	$138,277	$76,449	$1,213,375
The tables that follow present the change in accounts receivable, net of allowances, and current deferred revenue between the dates indicated:

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2023)	$839,555	$1,083,864
Closing (June 30, 2024)	709,487	1,017,997
Increase/(decrease)	$(130,068)	$(65,867)

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2022)	$663,236	$882,886
Closing (June 30, 2023)	612,885	909,623
Increase/(decrease)	$(50,351)	$26,737
The amounts of revenues recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $285.3 million and $705.6 million for the three and six months ended June 30, 2024, respectively, and $269.6 million and $626.2 million for the three and six months ended June 30, 2023, respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. As of June 30, 2024 and December 31, 2023, the Company carried a long-term deferred revenue balance of $27.4 million and $28.8 million, respectively, in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
June 30,
(in thousands)	2024
First 12-month period	$879,064
Second 12-month period	551,575
Third 12-month period	272,953
Periods thereafter	175,858
Total	$1,879,450
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”).

The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$266,758	$246,825	$522,712	$485,553

Basic weighted average common shares outstanding	79,085	79,592	79,140	79,815
Effect of dilutive securities:
PSUs, RSUs and PSOs	160	313	237	378
Diluted weighted average common shares outstanding	79,245	79,905	79,377	80,193

Earnings per common share:
Basic	$3.37	$3.10	$6.60	$6.08
Diluted	$3.37	$3.09	$6.59	$6.05
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
The step acquisition has been accounted for as a business combination using the acquisition method of accounting and its results are reported within the Private Capital Solutions operating segment within the All Other – Private Assets reportable segment. With the step acquisition, the Company renamed the Burgiss operating segment to Private Capital Solutions. Prior to the step acquisition, Burgiss was accounted for as an equity-method investment. Therefore, MSCI did not recognize the proportionate share of Burgiss’ operating revenues, rather, the Company’s proportionate share of the income or loss of Burgiss was reported as a component of other (expense) income, net. A portion of Burgiss’s client agreements do not have automatic renewal clauses at the end of the subscription period. Due to the historically high retention rate, the expectation that a substantial portion of the client agreements will be renewed and the nature of the subscription service, the associated revenue is recorded as recurring subscription revenue.
The table below represents the preliminary purchase price allocation to total assets acquired and liabilities assumed and the associated estimated useful lives as of the acquisition date.

(in thousands)	Estimated Useful Life	Fair Value
Cash and cash equivalents		$5,397
Accounts receivable		25,839
Prepaid Income Taxes		30
Other current assets		4,178
Property, equipment and leasehold improvements, net		670
Right of use assets		3,443
Other non-current assets		471
Deferred revenue		(21,479)
Other current liabilities		(13,412)
Long-term operating lease liabilities		(2,525)
Intangible assets:
Proprietary data	11 years	229,900
Customer relationships	21 years	179,900
Acquired technology and software	3 years	19,000
Trademarks	1 year	900
Goodwill		617,622
Net assets acquired		$1,049,934
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
The recorded goodwill is primarily attributable to the expected synergies from the utilization of the acquired data as well as expanded market opportunities. Goodwill attributable to the acquisition is deductible for federal income tax purposes to the extent of consideration paid.
Revenue of Burgiss recognized within the consolidated financial statements was $26.8 million and $51.0 million for the three and six months ended June 30, 2024, respectively.
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
On April 16, 2024, MSCI completed the acquisition of Foxberry Ltd. (“Foxberry”), a front-office index technology platform. Foxberry is a part of the Index operating segment. The contingent consideration related to Foxberry is payable based upon the achievement of integration metrics related to the operation of the platform.
The Company recognizes the fair value of contingent consideration at the date of acquisition. The liability associated with any contingent consideration is remeasured to fair value at each reporting date subsequent to the acquisition and changes in the fair value are recorded in the Unaudited Condensed Consolidated Statements of Income.
The following table presents the preliminary acquired balances related to the acquisitions of Trove, Fabric and Foxberry:

(in thousands, except weighted average amortization period of intangible asset)	Trove	Fabric	Foxberry
Acquisition Date	November 1, 2023	January 2, 2024	April 16, 2024

Cash payments	$37,473	$7,959	$20,945
Deferred payments	—	—	2,529
Contingent consideration liability	—	8,146	19,094
Aggregate purchase price	$37,473	$16,105	$42,568

Net tangible assets acquired (liabilities assumed)	$(4,787)	$(226)	$1,748
Intangible assets	7,705	11,300	22,500
Goodwill	34,555	5,031	18,320
Aggregate purchase price	$37,473	$16,105	$42,568

Weighted average amortization period of intangible assets (years)	13.0	9.1	7.9
The fair values of the contingent consideration were determined based on management estimates and assumptions which primarily include forecasted product sales, probability of achievement of certain integration targets and discount rates. The Company classifies these liabilities as Level 3 within the fair value hierarchy, as the measurement is based on inputs that are not observable in the market. As of June 30, 2024, the fair value of the contingent consideration was $27.7 million, of which $9.8 million is included in “Other accrued liabilities” and $17.9 million is included in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
Changes in the Company’s Level 3 financial liabilities for the three and six months ended June 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$8,269	$—	$—	$—
Additions of contingent consideration[1]	19,094	—	27,240	—
Change in fair value	383	—	506	—
Payments	—	—	—	$—
Ending Balance	$27,746	$—	$27,746	$—
___________________________
(1)    Reflects balance of contingent consideration at acquisition date fair value.
The recorded goodwill for Trove is primarily attributable to expected synergies from the utilization of the acquired data as well as expanded market opportunities. The recorded goodwill amounts for Fabric and Foxberry are primarily attributable to expected synergies from the utilization of the acquired technology platforms. Goodwill attributable to the acquisitions of Fabric, Trove and Foxberry are not deductible for federal income tax purposes.
Revenue of Trove, Fabric and Foxberry recognized within the Unaudited Condensed Consolidated Statement of Income was $1.1 million, $168 thousand and $178 thousand for the three months ended June 30, 2024, respectively. Revenue of Trove, Fabric and Foxberry recognized within the Unaudited Condensed Consolidated Statement of Income was $2.4 million, $337 thousand and $178 thousand for the six months ended June 30, 2024, respectively.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
Property, equipment and leasehold improvements, net consisted of the following as of the dates indicated:

	As of
	June 30,	December 31,
(in thousands)	2024	2023
Computer & related equipment	$172,371	$192,008
Furniture & fixtures	15,764	16,169
Leasehold improvements	56,283	58,582
Work-in-process	3,506	897
Subtotal	247,924	267,656
Accumulated depreciation and amortization	(183,950)	(211,736)
Property, equipment and leasehold improvements, net	$63,974	$55,920
Depreciation and amortization expense of property, equipment and leasehold improvements was $4.2 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively.
Depreciation and amortization expense of property, equipment and leasehold improvements was $8.3 million and $10.7 million for the six months ended June 30, 2024 and 2023, respectively.
7. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2023	$1,203,435	$290,976	$84,724	$1,308,557	$2,887,692
Acquisitions (1)	18,320	5,031	(357)	(793)	22,200
Foreign exchange translation adjustment	11	—	(323)	(166)	(477)
Goodwill at June 30, 2024	$1,221,766	$296,007	$84,044	$1,307,598	$2,909,415
___________________________
(1)    Reflects the impact of the acquisitions of Foxberry, Fabric, Trove and Burgiss.
Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Amortization expense of acquired intangible assets	$25,893	$15,851	$51,160	$31,682
Amortization expense of internally developed capitalized software	14,880	10,303	28,217	19,139
Total amortization of intangible assets expense	$40,773	$26,154	$79,377	$50,821

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	June 30, 2024			December 31, 2023
(in thousands)	Gross intangible assets:	Accumulated amortization:	Net intangible assets:	Gross intangible assets:	Accumulated amortization:	Net intangible assets:
Customer relationships	$715,165	$(359,623)	$355,542	$709,299	$(340,248)	$369,051
Proprietary data	452,232	(84,858)	367,374	452,543	(64,694)	387,849
Acquired technology and software	256,967	(191,957)	65,010	228,785	(185,583)	43,202
Trademarks	209,090	(176,730)	32,360	209,090	(171,715)	37,375
Internally developed capitalized software	274,914	(146,034)	128,880	237,060	(118,303)	118,757
Total	$1,908,368	$(959,202)	$949,166	$1,836,777	$(880,543)	$956,234
The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2024 and succeeding years:

Years Ending December 31, (in thousands)	Amortization Expense
Remainder of 2024	$83,804
2025	144,112
2026	108,685
2027	77,707
2028	69,711
Thereafter	465,147
Total	$949,166
8. DEBT
As of June 30, 2024, the Company had outstanding an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) and $336.9 million under the Revolving Credit Facility (as defined below) as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
(in thousands)	Maturity Date	June 30, 2024	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000,000	$994,182	$993,637	$933,350	$941,090
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	895,918	895,587	809,514	815,526
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	992,708	992,161	899,970	914,360
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	595,181	594,852	526,722	529,458
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	693,866	693,532	578,998	586,509
Variable rate Tranche A Term Loans due 2027	February 16, 2027	—	—	337,959	—	337,367
Variable rate revolving loan commitments(1)	January 26, 2029	336,875	336,875	—	335,191	—
Total debt		$4,536,875	$4,508,730	$4,507,728	$4,083,745	$4,124,310
___________________________
(1)As of June 30, 2024, there were $4.5 million in unamortized deferred financing fees associated with the variable rate revolving loan commitments of which $1.0 million is included in “Prepaid and other assets,” and $3.5 million is included in “Other non-current assets” on the Unaudited Condensed Consolidated Statement of Financial Condition.

Maturities of the Company’s principal debt payments as of June 30, 2024 are as follows:

Maturity of Principal Debt Payments (in thousands)	Amounts
Remainder of 2024	$—
2025	—
2026	—
2027	—
2028	—
Thereafter	4,536,875
Total debt	$4,536,875
Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Revolving Loan Commitments
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
Variable rate revolving loan commitments(1)	Variable	February 26
___________________________
(1)     The first payment occurred on February 26, 2024.
The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilized the market approach and obtained security pricing from a vendor who used broker quotes and third-party pricing services to determine fair values.
Credit Agreement. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks. On January 26, 2024, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), amending and restating in its entirety the Company’s prior Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The Credit Agreement makes available to the Company an aggregate of $1,250.0 million of revolving loan commitments under a revolving credit facility (the “Revolving Credit Facility”), which may be drawn until January 26, 2029. At the closing of the Credit Agreement, the Company drew $336.9 million on the Revolving Credit Facility and primarily used the proceeds to prepay all senior unsecured Tranche A Term Loans (the “Tranche A Term Loans”) under the term loan A facility (the “TLA Facility”) under the Prior Credit Agreement. The obligations under the Credit Agreement are general unsecured obligations of the Company. The prepayment of the Tranche A Term Loans and the entry into the Credit Agreement resulted in an approximately $1.5 million loss on extinguishment related to unamortized debt issuance costs during the three months ended March 31, 2024. The loss on extinguishment was recorded in “Other expense (income)” on the Unaudited Condensed Consolidated Statement of Income.
Interest on the revolving loans under the Credit Agreement accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin to be determined based on the credit ratings of the Company’s senior, unsecured long-term debt and will be due on each Interest Payment Date (as defined in the Credit Agreement). So long as the credit rating for the Company’s senior, unsecured long-term debt is set at BBB-/BBB- by each of S&P and Fitch, respectively, the applicable margin is 0.50% for Base Rate loans, and 1.50% for SOFR loans. At June 30, 2024, the interest rate on the revolving loans was 6.94%.
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
In connection with the closings of the Senior Notes offerings, entry into the Prior Credit Agreement and the subsequent amendments thereto and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At June 30, 2024, $32.6 million of the deferred financing fees and premium remain unamortized, $1.0 million of which is included in “Prepaid and other assets,” $3.5 million of which is included in “Other non-current assets” and $28.1 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.
9. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease expenses	$7,655	$7,178	$14,794	$14,292
Variable lease costs	550	930	1,619	1,821
Short-term lease costs	224	188	439	439
Sublease income	(918)	(1,276)	(1,746)	(2,551)
Total lease costs	$7,511	$7,020	$15,106	$14,001
Maturities of the Company’s operating lease liabilities as of June 30, 2024 are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2024	$14,657
2025	32,290
2026	30,121
2027	23,930
2028	23,176
Thereafter	52,778
Total lease payments	$176,952
Less: Interest	(21,202)
Present value of lease liabilities	$155,750

Other accrued liabilities	$25,191
Long-term operating lease liabilities	$130,559
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	June 30,	December 31,
Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (years)	6.49	7.04
Weighted-average discount rate	4.00%	3.66%
Other information related to the Company’s operating leases are as follows:

Other Information	Six Months Ended June 30,
(in thousands)	2024	2023
Operating cash flows used for operating leases	$15,514	$14,906
Right of use assets obtained in exchange for new operating lease liabilities	$27,245	$7,225

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
Share repurchases made pursuant to the 2022 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of June 30, 2024, there was $604.2 million of available authorization remaining under the 2022 Repurchase Program.
The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Six months ended (in thousands, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
June 30, 2024	$483.79	499	$241,518
June 30, 2023	$468.31	941	$440,847
___________________________
(1)     The values in this column exclude the 1% excise tax incurred on share repurchases pursuant to the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statement of Shareholders’ Equity (Deficit).
The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share data)	Per Share	Declared	Distributed	(Released)/Deferred
2024
Three Months Ended March 31,	$1.60	$129,444	$131,378	$(1,934)
Three Months Ended June 30,	1.60	127,304	126,958	346
Total	$3.20	$256,748	$258,336	$(1,588)
2023
Three Months Ended March 31,	$1.38	$111,986	$112,189	$(203)
Three Months Ended June 30,	1.38	110,383	110,147	236
Total	$2.76	$222,369	$222,336	$33

Common Stock
The following table presents activity related to shares of common stock issued and repurchased during the six months ended June 30, 2024:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2023	133,817,332	(54,726,120)	79,091,212
Dividend payable/paid	61	—	61
Common stock issued	252,637	—	252,637
Shares withheld for tax withholding	—	(119,861)	(119,861)
Shares repurchased under stock repurchase programs	—	—	—
Shares issued to directors	67	(67)	—
Balance at March 31, 2024	134,070,097	(54,846,048)	79,224,049
Dividend payable/paid	—	—	—
Common stock issued	779	—	779
Shares withheld for tax withholding	—	(359)	(359)
Shares repurchased under stock repurchase programs	—	(499,224)	(499,224)
Shares issued to directors	4,941	19,499	24,440
Balance at June 30, 2024	134,075,817	(55,326,132)	78,749,685
11. INCOME TAXES
The Company’s provision for income taxes was $113.2 million and $98.0 million for the six months ended June 30, 2024 and 2023, respectively.
The effective tax rate of 17.8% for the six months ended June 30, 2024 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $16.0 million, related to $15.7 million of excess tax benefits recognized on share-based compensation vested during the period and $0.3 million related to prior-year items.
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
During the three and six months ended June 30, 2024, the Company’s unrecognized tax benefits increased by $3.5 million and increased by $2.1 million, respectively.
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
The following table presents operating revenues by reportable segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating revenues
Index	$397,192	$362,316	$771,064	$701,698
Analytics	165,995	149,881	329,961	296,951
ESG and Climate	79,855	71,219	157,739	138,277
All Other - Private Assets	64,907	37,741	129,150	76,449
Total	$707,949	$621,157	$1,387,914	$1,213,375

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Index Adjusted EBITDA	$306,990	$277,070	$584,750	$530,752
Analytics Adjusted EBITDA	81,672	65,149	153,884	125,929
ESG and Climate Adjusted EBITDA	23,930	22,798	45,021	40,674
All Other - Private Assets Adjusted EBITDA	17,363	12,289	29,873	24,680
Total reportable segment profitability	429,955	377,306	813,528	722,035
Amortization of intangible assets	40,773	26,154	79,377	50,821
Depreciation and amortization of property, equipment and leasehold improvements	4,226	5,199	8,307	10,659
Acquisition-related integration and transaction costs(1)	2,348	—	3,854	—
Operating income	382,608	345,953	721,990	660,555
Other expense (income), net	42,614	38,795	86,103	77,025
Provision for income taxes	73,236	60,333	113,175	97,977
Net income	$266,758	$246,825	$522,712	$485,553
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
Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating revenues
Americas:
United States	$290,443	$256,434	$571,118	$494,850
Other	32,986	27,574	63,345	55,110
Total Americas	323,429	284,008	634,463	549,960

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	116,245	99,692	229,538	191,352
Other	157,278	139,851	308,962	278,170
Total EMEA	273,523	239,543	538,500	469,522

Asia & Australia:
Japan	28,971	24,285	55,544	50,302
Other	82,026	73,321	159,407	143,591
Total Asia & Australia	110,997	97,606	214,951	193,893

Total	$707,949	$621,157	$1,387,914	$1,213,375

Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	June 30,	December 31,
(in thousands)	2024	2023
Long-lived assets
Americas:
United States	$241,727	$204,238
Other	9,621	11,585
Total Americas	251,348	215,823

EMEA:
United Kingdom	17,466	18,403
Other	21,527	22,072
Total EMEA	38,993	40,475

Asia & Australia:
Japan	985	1,321
Other	29,900	31,507
Total Asia & Australia	30,885	32,828

Total	$321,226	$289,126
13. SUBSEQUENT EVENTS
On July 22, 2024, the Board of Directors declared a quarterly cash dividend of $1.60 per share for the three months ending September 30, 2024 (“third quarter 2024”). The third quarter 2024 dividend is payable on August 30, 2024 to shareholders of record as of the close of trading on August 16, 2024.

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
As of June 30, 2024, we served approximately 7,0001 clients in more than 95 countries.
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
1(1) Represents the aggregate of all related clients under their respective parent entity. At acquisition, we align an acquired Company’s client count to our methodology.

For the six months ended June 30, 2024, our largest client organization by revenue, BlackRock, accounted for 10.1% of our consolidated operating revenues, with 95.8% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs and non-ETF products that are based on our indexes.
The discussion of our results of operations for the three and six months ended June 30, 2024 and 2023 are presented below. The results of operations for interim periods may not be indicative of future results.
Factors Affecting the Comparability of Results
Acquisitions of Burgiss, Trove, Fabric and Foxberry
On October 2, 2023, the Company acquired the remaining 66.4% interest in Burgiss for $696.8 million in cash. The Company’s existing 33.6% interest had a fair value at acquisition date of $353.2 million which resulted in a non-taxable gain of $143.0 million for the three months ending December 31, 2023.
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
On April 16, 2024, MSCI completed the acquisition of Foxberry Ltd. (“Foxberry”), a front-office index technology platform for approximately $23.5 million in cash and contingent consideration with an acquisition date fair value of $19.1 million that is payable based upon the achievement of metrics related to the operation of the platform. Foxberry is a part of the Index operating segment. We collectively refer to the acquisitions of Burgiss, Trove, Fabric and Foxberry as the “recent acquisitions”.
Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product or reportable segment as follows: Index, Analytics, ESG and Climate, and All Other – Private Assets.
The following table presents operating revenues by type for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Recurring subscriptions	$521,469	$455,692	14.4%	$1,034,524	$900,939	14.8%
Asset-based fees	163,281	138,162	18.2%	313,540	271,288	15.6%
Non-recurring	23,199	27,303	(15.0%)	39,850	41,148	(3.2%)
Total operating revenues	$707,949	$621,157	14.0%	$1,387,914	$1,213,375	14.4%
Total operating revenues increased 14.0% for the three months ended June 30, 2024. Adjusting for the impact of foreign currency exchange rate fluctuations and recent acquisitions, total operating revenues would have increased 9.7%.
Operating revenues from recurring subscriptions increased 14.4% for the three months ended June 30, 2024, driven by growth in All Other - Private Assets products, which increased $26.9 million, or 71.8%, which included $26.8 million of Burgiss revenue; Index products, which increased $16.3 million, or 8.1%; Analytics products, which increased $14.6 million, or 9.9%, and ESG and Climate products, which increased $8.0 million, or 11.4%. Adjusting for the impact of foreign currency exchange rate fluctuations and recent acquisitions, operating revenues from recurring subscriptions would have increased 8.6%.
Operating revenues from asset-based fees increased 18.2% for the three months ended June 30, 2024, mainly driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 19.0%, primarily driven by an increase in average AUM. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 22.2%, primarily driven by an increase in average AUM. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes increased by 4.6%, driven by volume increases.
Operating revenues from non-recurring revenues decreased 15.0% for the three months ended June 30, 2024, as the three months ended June 30, 2023 included one-time fees related to unlicensed usage of our content in historical periods.
Total operating revenues increased 14.4% for the six months ended June 30, 2024. Adjusting for the impact of foreign currency exchange rate fluctuations and recent acquisitions, total operating revenues would have increased 10.0%.
Operating revenues from recurring subscriptions increased 14.8% for the six months ended June 30, 2024, driven by growth in All Other - Private Assets products, which increased $51.7 million, or 68.2%, which included $51.0 million of Burgiss revenue; Index products, which increased $32.6 million, or 8.2%; Analytics products, which increased $30.7 million, or 10.5%; and ESG and Climate products, which increased $18.6 million, or 13.7%. Adjusting for the impact of foreign currency exchange rate fluctuations and recent acquisitions, operating revenues from recurring subscriptions would have increased 8.9%.
Operating revenues from asset-based fees increased 15.6% for the six months ended June 30, 2024, mainly driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI equity indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 17.0%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 18.5%, primarily driven by increases in average AUM, partially offset by a decrease in average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes remained flat.
Operating revenues from non-recurring revenues decreased 3.2% for the six months ended June 30, 2024, as the six months ended June 30, 2023 included one-time fees related to unlicensed usage of our content in historical periods.
The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2023				2024
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
AUM in ETFs linked to MSCI equity indexes(1), (2)	$1,305.4	$1,372.5	$1,322.8	$1,468.9	$1,582.6	$1,631.9
Sequential Change in Value
Market Appreciation/(Depreciation)	$75.1	$48.4	$(56.1)	$130.5	$92.8	$21.2
Cash Inflows	7.4	18.7	6.4	15.6	20.9	28.1
Total Change	$82.5	$67.1	$(49.7)	$146.1	$113.7	$49.3

The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2023				2024
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI equity indexes(1), (2)
Quarterly average	$1,287.5	$1,333.8	$1,376.5	$1,364.9	$1,508.8	$1,590.6
Year-to-date average	$1,287.5	$1,310.7	$1,332.6	$1,340.7	$1,508.8	$1,549.7
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
The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended June 30, 2024, was up $256.8 billion, or 19.3%. For the six months ended June 30, 2024, the average value of AUM in ETFs linked to MSCI equity indexes was up $239.0 billion, or 18.2%.
The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating revenues:
Index
Recurring subscriptions	$217,032	$200,714	8.1%	$429,984	$397,392	8.2%
Asset-based fees	163,281	138,162	18.2%	313,540	271,288	15.6%
Non-recurring	16,879	23,440	(28.0%)	27,540	33,018	(16.6%)
Index total	397,192	362,316	9.6%	771,064	701,698	9.9%

Analytics
Recurring subscriptions	162,128	147,504	9.9%	322,679	292,007	10.5%
Non-recurring	3,867	2,377	62.7%	7,282	4,944	47.3%
Analytics total	165,995	149,881	10.8%	329,961	296,951	11.1%

ESG and Climate
Recurring subscriptions	78,000	70,047	11.4%	154,418	135,779	13.7%
Non-recurring	1,855	1,172	58.3%	3,321	2,498	32.9%
ESG and Climate total	79,855	71,219	12.1%	157,739	138,277	14.1%

All Other - Private Assets
Recurring subscriptions	64,309	37,427	71.8%	127,443	75,761	68.2%
Non-recurring	598	314	90.4%	1,707	688	148.1%
All Other - Private Assets total	64,907	37,741	72.0%	129,150	76,449	68.9%
Total operating revenues	$707,949	$621,157	14.0%	$1,387,914	$1,213,375	14.4%
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
The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating expenses:
Cost of revenues	$128,109	$110,066	16.4%	$256,623	$218,713	17.3%
Selling and marketing	71,454	67,988	5.1%	143,622	134,463	6.8%
Research and development	41,073	30,140	36.3%	81,598	61,463	32.8%
General and administrative	39,706	35,657	11.4%	96,397	76,701	25.7%
Amortization of intangible assets	40,773	26,154	55.9%	79,377	50,821	56.2%
Depreciation and amortization of property, equipment and leasehold improvements	4,226	5,199	(18.7%)	8,307	10,659	(22.1%)
Total operating expenses	$325,341	$275,204	18.2%	$665,924	$552,820	20.5%
Total operating expenses increased 18.2% for the three months ended June 30, 2024. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 18.8%.
Total operating expenses increased 20.5% for the six months ended June 30, 2024. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 20.4%.
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
Cost of revenues increased 16.4% for the three months ended June 30, 2024, reflecting increases across the All Other - Private Assets, Index and ESG and Climate reportable segments, partially offset by decreases in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, incentive compensation and benefits costs as a result of increased headcount, as well as increases in non-compensation costs, primarily reflecting higher information technology, professional fees and market data costs.
Cost of revenues increased 17.3% for the six months ended June 30, 2024, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, incentive compensation and benefits costs as a result of increased headcount, as well as increases in non-compensation costs, primarily reflecting higher information technology, professional fees and market data costs.

Selling and Marketing
Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other departments associated with acquiring new business, including product management, research, technology and sales operations.
Selling and marketing expenses increased 5.1% for the three months ended June 30, 2024, reflecting increases across the All Other - Private Assets, Index and Analytics reportable segments, partially offset by decreases in the ESG and Climate reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation and wages and salaries as a result of increased headcount.
Selling and marketing expenses increased 6.8% for the six months ended June 30, 2024, reflecting increases across the All Other - Private Assets, Index and Analytics reportable segments, partially offset by decreases in the ESG and Climate reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation and wages and salaries as a result of increased headcount.
Research and Development
R&D expenses consist of costs to develop new, or enhance existing, products and the costs to develop new or enhanced technologies and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support directly associated with these activities.
R&D expenses increased 36.3% for the three months ended June 30, 2024, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, relating to higher wages and salaries, incentive compensation and benefits costs as a result of increased headcount.
R&D expenses increased 32.8% for the six months ended June 30, 2024, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, relating to higher wages and salaries, incentive compensation and benefits costs as a result of increased headcount, partially offset by increased capitalization of costs related to internally developed software projects.
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
G&A expenses increased 11.4% for the three months ended June 30, 2024, reflecting increases across the All Other - Private Assets and ESG and Climate reportable segments, partially offset by decreases in the Index and Analytics reportable segments. The increase was driven by higher transaction and integration costs related to recent acquisitions, as well as increased compensation and benefits costs, relating to higher wages and salaries as a result of increased headcount. The increase was also driven by higher non-compensation costs, reflecting higher information technology and insurance costs.
G&A expenses increased 25.7% for the six months ended June 30, 2024, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, relating to higher incentive compensation, wages and salaries and benefits costs as a result of increased headcount, as well as increases in non-compensation costs, reflecting higher transaction related expenses due to recent acquisitions, professional fees and information technology costs.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Compensation and benefits	$200,618	$174,172	15.2%	$423,612	$355,751	19.1%
Non-compensation expenses	79,724	69,679	14.4%	154,628	135,589	14.0%
Amortization of intangible assets	40,773	26,154	55.9%	79,377	50,821	56.2%
Depreciation and amortization of property, equipment and leasehold improvements	4,226	5,199	(18.7%)	8,307	10,659	(22.1%)
Total operating expenses	$325,341	$275,204	18.2%	$665,924	$552,820	20.5%
Compensation and Benefits
A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate, incentive compensation would be expected to decrease accordingly.
We had 6,059 employees as of June 30, 2024, compared to 4,980 employees as of June 30, 2023, reflecting a 21.7% growth in the number of employees which is primarily related to recent acquisitions. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of June 30, 2024, 68.5% of our employees were located in emerging market centers compared to 66.2% as of June 30, 2023.
Compensation and benefits costs increased 15.2% and 19.1%, for the three and six months ended June 30, 2024, driven by an increase in wages and salaries, incentive compensation and benefits costs due to headcount growth, partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations and recent acquisitions, compensation and benefits costs would have increased by 4.2% and increased by 7.7%, respectively, for the three and six months ended June 30, 2024.
Non-Compensation Expenses
Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates.
Non-compensation expenses increased 14.4% for the three months ended June 30, 2024, driven by higher professional fees, transaction and integration costs related to recent acquisitions, information technology and market data costs.
Non-compensation expenses increased 14.0% for the six months ended June 30, 2024, driven by higher professional fees, information technology, transaction and integration costs related to recent acquisitions, as well as market data costs. Adjusting for the impact of foreign currency exchange rate fluctuations and recent acquisitions, non-compensation expenses would have increased by 5.5% and increased by 4.9%, respectively, for the three and six months ended June 30, 2024.
Amortization of Intangible Assets
Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and capitalization of internally developed software projects recognized over their estimated useful lives.
Amortization of intangible assets expense increased 55.9% and 56.2% for the three and six months ended June 30, 2024, respectively, primarily driven by higher amortization recognized on acquired intangible assets from recent acquisitions and higher amortization of internal use software.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of computer and related equipment, leasehold improvements, software and furniture and fixtures over the estimated useful life of the assets.

Depreciation and amortization of property, equipment and leasehold improvements decreased 18.7% and 22.1% for the three and six months ended June 30, 2024, respectively, primarily driven by lower depreciation on computer and related equipment.
Total Other Expense (Income), Net
The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Interest income	$(6,110)	$(10,403)	(41.3%)	$(12,158)	$(20,765)	(41.4%)
Interest expense	46,633	46,617	—%	93,307	92,823	0.5%
Other expense (income)	2,091	2,581	(19.0%)	4,954	4,967	(0.3%)
Total other expense (income), net	$42,614	$38,795	9.8%	$86,103	$77,025	11.8%
Total other expense (income), net increased 9.8% for the three months ended June 30, 2024, primarily driven by lower interest income reflecting lower average cash balances.
Total other expense (income), net increased 11.8% for the six months ended June 30, 2024, primarily driven by lower interest income, reflecting lower average cash balances as well as loss on extinguishment related to unamortized debt issuance costs associated with the prepayment of the Tranche A Term Loans and the entry into the Credit Agreement, partially offset by the impact of foreign currency exchange rate fluctuations.
Income Taxes
The following table shows our income tax provision and effective tax rate for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Provision for income taxes	$73,236	$60,333	21.4%	$113,175	$97,977	15.5%
Effective tax rate	21.5%	19.6%	9.7%	17.8%	16.8%	6.0%
The effective tax rate of 21.5% for the three months ended June 30, 2024 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain unfavorable discrete items totaling $4.2 million, primarily related to prior-year items.
The effective tax rate of 19.6% for the three months ended June 30, 2023 reflects the Company’s estimate of the effective tax rate for the period. The level of discrete items was not impactful to the effective tax rate for the period.
The effective tax rate of 17.8% for the six months ended June 30, 2024 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $16.0 million, related to $15.7 million of excess tax benefits recognized on share-based compensation vested during the period and $0.3 million related to prior-year items.
The effective tax rate of 16.8% for the six months ended June 30, 2023 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $16.4 million, primarily related to $11.2 million of excess tax benefits recognized on share-based compensation vested during the period and $5.2 million related to prior-year items.
Net Income
The following table shows our net income for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Net income	$266,758	$246,825	8.1%	$522,712	$485,553	7.7%

As a result of the factors described above, net income increased 8.1% for the three months ended June 30, 2024, and increased 7.7% for the six months ended June 30, 2024.
Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Weighted average shares outstanding:
Basic	79,085	79,592	(0.6%)	79,140	79,815	(0.8%)
Diluted	79,245	79,905	(0.8%)	79,377	80,193	(1.0%)

The following table shows our common shares outstanding for the periods indicated:

	As of		% Change
(in thousands)	June 30, 2024	December 31, 2023
Common shares outstanding	78,750	79,091	(0.4%)
The decrease in weighted average shares and common shares outstanding for the three and six months ended June 30, 2024 primarily reflects the impact of share repurchases made pursuant to the Company’s stock repurchase program.
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

The following table presents non-GAAP Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating revenues	$707,949	$621,157	14.0%	$1,387,914	$1,213,375	14.4%
Adjusted EBITDA expenses	277,994	243,851	14.0%	574,386	491,340	16.9%
Adjusted EBITDA	$429,955	$377,306	14.0%	$813,528	$722,035	12.7%
Operating margin %	54.0%	55.7%		52.0%	54.4%
Adjusted EBITDA margin %	60.7%	60.7%		58.6%	59.5%
The change in Adjusted EBITDA margin reflects changes in the rate of growth of Adjusted EBITDA expenses as compared to the rate of growth of operating revenues, driven by the factors previously described.
Reconciliation of Net Income to Adjusted EBITDA and Operating Expenses to Adjusted EBITDA Expenses
The following table presents the reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Net income	$266,758	$246,825	8.1%	$522,712	$485,553	7.7%
Provision for income taxes	73,236	60,333	21.4%	113,175	97,977	15.5%
Other expense (income), net	42,614	38,795	9.8%	86,103	77,025	11.8%
Operating income	382,608	345,953	10.6%	721,990	660,555	9.3%
Amortization of intangible assets	40,773	26,154	55.9%	79,377	50,821	56.2%
Depreciation and amortization of property, equipment and leasehold improvements	4,226	5,199	(18.7%)	8,307	10,659	(22.1%)
Acquisition-related integration and transaction costs (1)	2,348	—	100%	3,854	—	100%
Consolidated Adjusted EBITDA	$429,955	$377,306	14.0%	$813,528	$722,035	12.7%

Index Adjusted EBITDA	306,990	277,070	10.8%	584,750	530,752	10.2%
Analytics Adjusted EBITDA	81,672	65,149	25.4%	153,884	125,929	22.2%
ESG and Climate Adjusted EBITDA	23,930	22,798	5.0%	45,021	40,674	10.7%
All Other - Private Assets Adjusted EBITDA	17,363	12,289	41.3%	29,873	24,680	21.0%
Consolidated Adjusted EBITDA	$429,955	$377,306	14.0%	$813,528	$722,035	12.7%
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.

The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Total operating expenses	$325,341	$275,204	18.2%	$665,924	$552,820	20.5%
Amortization of intangible assets	40,773	26,154	55.9%	79,377	50,821	56.2%
Depreciation and amortization of property, equipment and leasehold improvements	4,226	5,199	(18.7%)	8,307	10,659	(22.1%)
Acquisition-related integration and transaction costs (1)	2,348	—	100%	3,854	—	100%
Consolidated Adjusted EBITDA expenses	$277,994	$243,851	14.0%	$574,386	$491,340	16.9%

Index Adjusted EBITDA expenses	90,202	85,246	5.8%	186,314	170,946	9.0%
Analytics Adjusted EBITDA expenses	84,323	84,732	(0.5%)	176,077	171,022	3.0%
ESG and Climate Adjusted EBITDA expenses	55,925	48,421	15.5%	112,718	97,603	15.5%
All Other - Private Assets Adjusted EBITDA expenses	47,544	25,452	86.8%	99,277	51,769	91.8%
Consolidated Adjusted EBITDA expenses	$277,994	$243,851	14.0%	$574,386	$491,340	16.9%
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.
Segment Results
Index Segment
The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating revenues:
Recurring subscriptions	$217,032	$200,714	8.1%	$429,984	$397,392	8.2%
Asset-based fees	163,281	138,162	18.2%	313,540	271,288	15.6%
Non-recurring	16,879	23,440	(28.0%)	27,540	33,018	(16.6%)
Operating revenues total	397,192	362,316	9.6%	771,064	701,698	9.9%
Adjusted EBITDA expenses	90,202	85,246	5.8%	186,314	170,946	9.0%
Adjusted EBITDA	$306,990	$277,070	10.8%	$584,750	$530,752	10.2%
Adjusted EBITDA margin %	77.3%	76.5%		75.8%	75.6%
Index operating revenues increased 9.6% for the three months ended June 30, 2024, primarily driven by strong growth from asset-based fees as well as growth from recurring subscriptions, partially offset by a decrease in non-recurring revenues. Adjusting for the impact of the acquisition of Foxberry and foreign currency exchange rate fluctuations, Index operating revenues would have increased 9.8%.
Operating revenues from recurring subscriptions increased 8.1% for the three months ended June 30, 2024, primarily driven by growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 18.2% for the three months ended June 30, 2024, mainly driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 19.0%, primarily driven by an increase in average AUM. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 22.2%, primarily driven by increases in average AUM and average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes increased by 4.6%, driven by volume increases.
Operating revenues from non-recurring revenues decreased 28.0% for the three months ended June 30, 2024, as the three months ended June 30, 2023 included one-time fees related to unlicensed usage of our content in historical periods.
Index segment Adjusted EBITDA expenses increased 5.8% for the three months ended June 30, 2024, primarily driven by higher compensation costs in R&D, selling and marketing and cost of revenues expense activity categories, partially offset by decreases in compensation costs in the G&A expense activity category. The increase in compensation costs was driven by higher wages and salaries and incentive compensation costs. The increase was also driven by higher non-compensation expenses across cost of revenues, G&A and R&D expense activity categories, partially offset by a decrease in the selling and marketing expense activity category. This increase was primarily driven by higher professional fees. Adjusting for the impact of the acquisition of Foxberry and foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 5.1%.
Index operating revenues increased 9.9% for the six months ended June 30, 2024, primarily driven by strong growth from asset-based fees as well as growth from recurring subscriptions, partially offset by a decrease in non-recurring revenue. Adjusting for the impact of the acquisition of Foxberry and foreign currency exchange rate fluctuations, Index operating revenues would have increased 10.1%.
Operating revenues from recurring subscriptions increased 8.2% for the six months ended June 30, 2024, primarily driven by growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 15.6% for the six months ended June 30, 2024, mainly driven by strong growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI equity indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 17.0%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 18.5%, primarily driven by an increases in average AUM, partially offset by a decrease in average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes remained flat.
Operating revenues from non-recurring revenues decreased 16.6% for the six months ended June 30, 2024, as the six months ended June 30, 2023 included one-time fees related to unlicensed usage of our content in historical periods.
Index segment Adjusted EBITDA expenses increased 9.0% for the six months ended June 30, 2024, primarily driven by higher compensation expenses across all expense activity categories. The increase reflects higher incentive compensation, wages and salaries and benefits costs. The increase was also driven by higher non-compensation expenses across cost of revenues, G&A and R&D expense activity categories, partially offset by lower non-compensation expenses in the selling and marketing expense activity category. This increase is primarily due to higher professional fees and transaction fees related to the acquisition of Foxberry. Adjusting for the impact of the acquisition of Foxberry and foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 8.1%.
Analytics Segment
The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating revenues:
Recurring subscriptions	$162,128	$147,504	9.9%	$322,679	$292,007	10.5%
Non-recurring	3,867	2,377	62.7%	7,282	4,944	47.3%
Operating revenues total	165,995	149,881	10.8%	329,961	296,951	11.1%
Adjusted EBITDA expenses	84,323	84,732	(0.5%)	176,077	171,022	3.0%
Adjusted EBITDA	$81,672	$65,149	25.4%	$153,884	$125,929	22.2%
Adjusted EBITDA margin %	49.2%	43.5%		46.6%	42.4%
Analytics operating revenues increased 10.8% for the three months ended June 30, 2024, primarily driven by growth from recurring subscriptions related to both Multi-Asset Class and Equity Analytics products. The increase was also driven by an increase in non-recurring revenues driven by one-time sales related to both Multi-Asset Class and Equity products as well as a number of implementations which were completed in the three months ended June 30, 2024. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 11.2%.
Analytics segment Adjusted EBITDA expenses decreased 0.5% for the three months ended June 30, 2024, primarily driven by lower compensation expenses across the cost of revenues, G&A and selling and marketing expense activity categories, partially offset by higher compensation expense in the R&D expense activity category. The decrease was primarily driven by increased capitalization of expenses related to internally developed software projects. The decrease was partially offset by an increase in non-compensation costs in the cost of revenues and selling and marketing expense activity categories. The increase was primarily driven by higher information technology costs. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have decreased 1.0%.
Analytics operating revenues increased 11.1% for the six months ended June 30, 2024, primarily driven by growth from recurring subscriptions related to both Multi-Asset Class and Equity Analytics products. The increase was also driven by an increase in non-recurring revenues driven by one-time sales related to both Multi-Asset Class and Equity products as well as a number of implementations which were completed in six months ended June 30, 2024. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 11.6%.
Analytics segment Adjusted EBITDA expenses increased 3.0% for the six months ended June 30, 2024, primarily driven by higher non-compensation expense across all expense activity categories. The increase reflects higher information technology costs. The increase was also driven by higher compensation expenses across the R&D, G&A and cost of revenues expense activity categories, partially offset by lower compensation expenses in the selling and marketing expense activity category. The increase reflects higher incentive compensation costs, partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 1.9%.
ESG and Climate Segment
The following table presents the results for the ESG and Climate segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating revenues:
Recurring subscriptions	$78,000	$70,047	11.4%	$154,418	$135,779	13.7%
Non-recurring	1,855	1,172	58.3%	3,321	2,498	32.9%
Operating revenues total	79,855	71,219	12.1%	157,739	138,277	14.1%
Adjusted EBITDA expenses	55,925	48,421	15.5%	112,718	97,603	15.5%
Adjusted EBITDA	$23,930	$22,798	5.0%	$45,021	$40,674	10.7%
Adjusted EBITDA margin %	30.0%	32.0%		28.5%	29.4%
ESG and Climate operating revenues increased 12.1% for the three months ended June 30, 2024, primarily driven by growth from recurring subscriptions related to Climate, Screening and Ratings products. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 10.0%.
ESG and Climate segment Adjusted EBITDA expenses increased 15.5% for the three months ended June 30, 2024, primarily driven by higher compensation expenses across R&D, cost of revenues and G&A expense activity categories, partially offset by lower compensation expenses in the selling and marketing expense activity category. The increase reflects higher wages and salaries and incentive compensation costs. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 7.0%.
ESG and Climate operating revenues increased 14.1% for the six months ended June 30, 2024, primarily driven by growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 10.5%.
ESG and Climate segment Adjusted EBITDA expenses increased 15.5% for the six months ended June 30, 2024, primarily driven by higher compensation expense across R&D, cost of revenues and G&A expense activity categories, partially offset by lower compensation expense in the selling and marketing expense activity category. The increase reflects higher incentive compensation, wages and salaries and benefits costs. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 7.0%.
All Other – Private Assets Segment
The following table presents the results for the All Other – Private Assets segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating revenues:
Recurring subscriptions	$64,309	$37,427	71.8%	$127,443	$75,761	68.2%
Non-recurring	598	314	90.4%	1,707	688	148.1%
Operating revenues total	64,907	37,741	72.0%	129,150	76,449	68.9%
Adjusted EBITDA expenses	47,544	25,452	86.8%	99,277	51,769	91.8%
Adjusted EBITDA	$17,363	$12,289	41.3%	$29,873	$24,680	21.0%
Adjusted EBITDA margin %	26.8%	32.6%		23.1%	32.3%
All Other – Private Assets operating revenues increased 72.0% for the three months ended June 30, 2024, primarily driven by revenues attributable to the step acquisition of Burgiss as well as growth in recurring subscriptions related to Performance Insights products. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 1.3%.
All Other – Private Assets segment Adjusted EBITDA expenses increased 86.8% for the three months ended June 30, 2024, driven by higher compensation and non-compensation expenses across all expense activity categories primarily due to the step acquisition of Burgiss. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other - Private Assets segment Adjusted EBITDA expenses would have decreased 6.3%.
All Other – Private Assets operating revenues increased 68.9% for the six months ended June 30, 2024, primarily driven by revenues attributable to the step acquisition of Burgiss as well as growth in recurring subscriptions from Index Intel and RCA products. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 2.0%.
All Other – Private Assets segment Adjusted EBITDA expenses increased 91.8% for the six months ended June 30, 2024, driven by higher compensation and non-compensation expenses across all expense activity categories, primarily due to the step acquisition of Burgiss. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other - Private Assets segment Adjusted EBITDA expenses would have decreased 4.9%.

Operating Metrics
Run Rate
“Run Rate” estimates at a particular point in time the annualized value of the recurring revenues under our client license agreements (“Client Contracts”) for the next 12 months, assuming all Client Contracts that come up for renewal, or reach the end of the committed subscription period, are renewed and assuming then-current currency exchange rates, subject to the adjustments and exclusions described below. For any Client Contract where fees are linked to an investment product’s assets or trading volume/fees, the Run Rate calculation reflects, for ETFs, the market value on the last trading day of the period, for futures and options, the most recent quarterly volumes and/or reported exchange fees, and for other non-ETF products, the most recent client-reported assets. Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we add to Run Rate the annualized fee value of recurring new sales, whether to existing or new clients, when we execute Client Contracts, even though the license start date, and associated revenue recognition, may not be effective until a later date. We remove from Run Rate the annualized fee value associated with products or services under any Client Contract when we (i) have received a notice of termination, non-renewal or an indication the client does not intend to continue their subscription during the period and (ii) have determined that such notice evidences the client’s final decision to terminate or not renew the applicable products or services, even though such termination or non-renewal may not be effective until a later date.
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
•fluctuations in foreign currency exchange rates; and
•the impact of acquisitions and divestitures.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the periods indicated:

	As of		% Change
(in thousands)	June 30, 2024	June 30, 2023
Index:
Recurring subscriptions	$891,633	$818,780	8.9%
Asset-based fees	646,811	557,414	16.0%
Index total	1,538,444	1,376,194	11.8%

Analytics	674,609	631,218	6.9%

ESG and Climate	333,683	291,802	14.4%

All Other - Private Assets	260,556	150,587	73.0%

Total Run Rate	$2,807,292	$2,449,801	14.6%

Recurring subscriptions total	$2,160,481	$1,892,387	14.2%
Asset-based fees	646,811	557,414	16.0%
Total Run Rate	$2,807,292	$2,449,801	14.6%
Total Run Rate increased 14.6%, driven by a 14.2% increase from recurring subscriptions and a 16.0% increase from asset-based fees. Adjusting for the impact of recent acquisitions and foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 8.6%.
Run Rate from Index recurring subscriptions increased 8.9%, primarily driven by growth from market cap-weighted and custom Index products and special packages. The increase reflected growth across all regions. Adjusting for the impact of the acquisition of Foxberry and foreign currency exchange rate fluctuations, Index Run Rate would have increased 8.8%.
Run Rate from Index asset-based fees increased 16.0%, primarily driven by higher AUM in both ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes.
Run Rate from Analytics products increased 6.9%, primarily driven by growth in both Multi-Asset Class and Equity Analytics products, and reflected growth across all regions and client segments. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 7.4%.
Run Rate from ESG and Climate products increased 14.4%, driven by strong growth in Ratings, Climate and Screening products with contributions across all regions and client segments. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 13.4%.
Run Rate from All Other - Private Assets increased 73.0%, and included $105.6 million associated with Burgiss. Excluding the impact of the step acquisition of Burgiss, the growth was primarily driven by Index Intel and RCA products. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other - Private Assets Run Rate would have increased 3.0%.
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
The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended		% Change	Six Months Ended		% Change
(in thousands)	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023
New recurring subscription sales
Index	$31,297	$31,088	0.7%	$54,810	$56,178	(2.4%)
Analytics	21,269	18,290	16.3%	35,357	31,964	10.6%
ESG and Climate	18,557	13,887	33.6%	30,028	26,373	13.9%
All Other - Private Assets	11,654	4,815	142.0%	19,918	9,958	100.0%
New recurring subscription sales total	82,777	68,080	21.6%	140,113	124,473	12.6%

Subscription cancellations
Index	(10,312)	(8,133)	26.8%	(25,014)	(15,215)	64.4%
Analytics	(6,900)	(7,368)	(6.4%)	(17,694)	(16,551)	6.9%
ESG and Climate	(4,570)	(2,057)	122.2%	(11,921)	(4,692)	154.1%
All Other - Private Assets	(5,580)	(2,625)	112.6%	(10,502)	(5,481)	91.6%
Subscription cancellations total	(27,362)	(20,183)	35.6%	(65,131)	(41,939)	55.3%

Net new recurring subscription sales
Index	20,985	22,955	(8.6%)	29,796	40,963	(27.3%)
Analytics	14,369	10,922	31.6%	17,663	15,413	14.6%
ESG and Climate	13,987	11,830	18.2%	18,107	21,681	(16.5%)
All Other - Private Assets	6,074	2,190	177.4%	9,416	4,477	110.3%
Net new recurring subscription sales total	55,415	47,897	15.7%	74,982	82,534	(9.2%)

Non-recurring sales
Index	17,993	26,904	(33.1%)	30,804	39,686	(22.4%)
Analytics	4,057	4,158	(2.4%)	6,519	5,528	17.9%
ESG and Climate	2,835	1,315	115.6%	4,507	2,534	77.9%
All Other - Private Assets	752	594	26.6%	1,841	807	128.1%
Non-recurring sales total	25,637	32,971	(22.2%)	43,671	48,555	(10.1%)

Gross sales
Index	$49,290	$57,992	(15.0%)	$85,614	$95,864	(10.7%)
Analytics	25,326	22,448	12.8%	41,876	37,492	11.7%
ESG and Climate	21,392	15,202	40.7%	34,535	28,907	19.5%
All Other - Private Assets	12,406	5,409	129.4%	21,759	10,765	102.1%
Total gross sales	$108,414	$101,051	7.3%	$183,784	$173,028	6.2%

Net sales
Index	$38,978	$49,859	(21.8%)	$60,600	$80,649	(24.9%)
Analytics	18,426	15,080	22.2%	24,182	20,941	15.5%
ESG and Climate	16,822	13,145	28.0%	22,614	24,215	(6.6%)
All Other - Private Assets	6,826	2,784	145.2%	11,257	5,284	113.0%
Total net sales	$81,052	$80,868	0.2%	$118,653	$131,089	(9.5%)

A significant portion of MSCI’s operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.
Retention Rate
The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Index(1)	95.2%	95.8%	94.2%	96.1%
Analytics(1)	95.8%	95.2%	94.7%	94.6%
ESG and Climate(1)	94.3%	96.9%	92.5%	96.5%
All Other - Private Assets(1)	91.2%	92.8%	91.7%	92.5%

Total(1)	94.8%	95.5%	93.8%	95.4%
___________________________
(1)Retention rate for Index excluding the impact of the acquisition of Foxberry was 95.2% and 94.2% for the three and six months ended June 30, 2024, respectively. Retention rate for Analytics excluding the impact of the acquisition of Fabric was 95.8% and 94.7% for the three and six months ended June 30, 2024, respectively. Retention rate for ESG and Climate excluding the impact of the acquisition of Trove was 94.5% and 92.6% for the three and six months ended June 30, 2024, respectively. Retention rate for All Other – Private Assets excluding the impact of the step acquisition of Burgiss was 90.1% and 90.0% for the three and six months and year ended June 30, 2024, respectively. Total retention rate excluding the impact of the acquisitions of Foxberry, Fabric, Trove, and Burgiss was 94.9% and 93.8% for three and six months and year ended June 30, 2024, respectively.
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
The Retention Rate for a non-annual period is calculated by annualizing the cancellations for which we have received a notice of termination or for which we believe there is an intention not to renew or discontinue the subscription during the non-annual period, and we believe that such notice or intention evidences the client’s final decision to terminate or not renew the applicable agreement, even though such termination or non-renewal may not be effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the fiscal year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention Rate for the period.
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
Senior Notes and Credit Agreement
As of June 30, 2024, we had an aggregate of $4,200.0 million in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of June 30, 2024 an aggregate of $336.9 million in outstanding borrowings under the revolving credit facility. See Note 8, “Debt,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and revolving credit facility.
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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for four fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 4.00:1.00. As of June 30, 2024, our Consolidated Leverage Ratio was 2.49:1.00 and our Consolidated Interest Coverage Ratio was 9.45:1.00.

Share Repurchases
The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

six months ended (in thousands except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
June 30, 2024	$483.79	499	$241,518
June 30, 2023	$468.31	941	$440,847
___________________________
(1)The values in this column exclude the 1% excise tax incurred on share repurchases. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statement of Shareholders’ Equity (Deficit).
As of June 30, 2024, there was $604.2 million of available authorization remaining under the 2022 Repurchase Program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On July 22, 2024, the Board of Directors declared a quarterly cash dividend of $1.60 per share for the three months ending September 30, 2024. The third quarter 2024 dividend is payable on August 30, 2024 to shareholders of record as of the close of trading on August 16, 2024.
Cash Flows
The following table presents the Company’s cash and cash equivalents, including restricted cash, as of the dates indicated:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents (includes restricted cash of $3,883 and $3,878 at June 30, 2024 and December 31, 2023, respectively)	$451,401	$461,693
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of June 30, 2024 and December 31, 2023, $210.1 million and $285.2 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$649,385	$555,945
Net cash (used in) investing activities	(79,458)	(48,430)
Net cash (used in) provided by financing activities	(575,859)	(712,052)
Effect of exchange rate changes	(4,360)	3,302
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,292)	$(201,235)
Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by higher cash collections from customers and lower cash paid for income taxes, partially offset by higher payments for cash expenses.
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
Cash Flows From Investing Activities
The year-over-year change was primarily driven by the acquisitions of Fabric and Foxberry and higher capitalized software development costs.
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2024 and 2023, 16.7% and 16.8%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 16.7% of non-U.S. dollar exposure for the six months ended June 30, 2024, 41.9% was in Euros, 33.0% was in British pounds sterling and 17.6% was in Japanese yen. Of the 16.8% of non-U.S. dollar exposure for the six months ended June 30, 2023, 42.2% was in Euros, 31.3% was in British pounds sterling and 18.0% was in Japanese yen.
Revenues from asset-based fees represented 22.6% and 22.4% of operating revenues for the six months ended June 30, 2024 and 2023, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 42.0% and 43.5% of our operating expenses for the six months ended June 30, 2024 and 2023, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Mexican pesos and Swiss francs.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts, and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $2.3 million and $3.9 million for the six months ended June 30, 2024 and 2023, respectively.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of equity securities during the three months ended June 30, 2024.
The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended June 30, 2024.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2024 - April 30, 2024	6,924	$471.71	6,804	$842,467,000
May 1, 2024 - May 31, 2024	206,185	$479.20	204,634	$744,393,000
June 1, 2024 - June 30, 2024	287,954	$487.31	287,786	$604,155,000
Total	501,063	$483.76	499,224	$604,155,000
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
Item 5.    Other Information
During the three months ended June 30, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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
Dated: July 23, 2024

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)