Form 10-Q
period 2024-09-30
MSCI Inc.
filed 2024-10-31
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2024, there were 78,371,294 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and that could materially affect our actual results, levels of activity, performance or achievements. Such risks and uncertainties include those set forth under “Risk Factors” in Part I, Item 1A of the 2023 Annual Report on Form 10-K filed with the SEC on February 9, 2024. If any of these risks, uncertainties or other factors materialize, or if MSCI’s underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI projected. Any forward-looking statement reflects our current views with respect to future events, levels of activity, performance or achievements and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. MSCI assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law. Therefore, readers should carefully review the risk factors set forth in our Annual Report on Form 10-K and in other reports or documents we file from time to time with the SEC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share and share data)

	As of
	September 30,	December 31,
(unaudited)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3,909 and $3,878 at September 30, 2024 and December 31, 2023, respectively)	$500,979	$461,693
Accounts receivable (net of allowances of $4,363 and $3,968 at September 30, 2024 and December 31, 2023, respectively)	643,807	839,555
Prepaid income taxes	77,493	59,002
Prepaid and other assets	63,517	57,903
Total current assets	1,285,796	1,418,153
Property, equipment and leasehold improvements, net	62,317	55,920
Right of use assets	121,726	115,243
Goodwill	2,916,102	2,887,692
Intangible assets, net	931,428	956,234
Deferred tax assets	41,761	41,074
Other non-current assets	49,819	43,903
Total assets	$5,408,949	$5,518,219

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,748	$9,812
Income taxes payable	38,744	24,709
Accrued compensation and related benefits	179,041	219,456
Current portion of long-term debt	—	10,902
Other accrued liabilities	208,542	168,282
Deferred revenue	942,840	1,083,864
Total current liabilities	1,377,915	1,517,025
Long-term debt	4,484,773	4,496,826
Long-term operating lease liabilities	123,939	120,134
Deferred tax liabilities	61,281	27,028
Other non-current liabilities	112,039	96,970
Total liabilities	6,159,947	6,257,983

Commitments and Contingencies (see Note 8)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 134,079,131 and 133,817,332 common shares issued and 78,371,202 and 79,091,212 common shares outstanding at September 30, 2024 and December 31, 2023, respectively)	1,341	1,338
Treasury shares, at cost (55,707,929 and 54,726,120 common shares held at September 30, 2024 and December 31, 2023, respectively)	(6,960,512)	(6,447,101)
Additional paid in capital	1,660,793	1,587,670
Retained earnings	4,600,360	4,179,681
Accumulated other comprehensive loss	(52,980)	(61,352)
Total shareholders’ equity (deficit)	(750,998)	(739,764)
Total liabilities and shareholders’ equity (deficit)	$5,408,949	$5,518,219
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2024	2023	2024	2023
Operating revenues	$724,705	$625,439	$2,112,619	$1,838,814

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	126,192	105,311	382,815	324,024
Selling and marketing	70,763	66,581	214,385	201,044
Research and development	38,584	31,438	120,182	92,901
General and administrative	41,561	36,826	137,958	113,527
Amortization of intangible assets	41,939	26,722	121,316	77,543
Depreciation and amortization of property, equipment and leasehold improvements	4,332	5,252	12,639	15,911
Total operating expenses	323,371	272,130	989,295	824,950

Operating income	401,334	353,309	1,123,324	1,013,864

Interest income	(5,217)	(10,314)	(17,375)	(31,079)
Interest expense	46,688	46,902	139,995	139,725
Other expense (income)	2,927	(935)	7,881	4,032

Other expense (income), net	44,398	35,653	130,501	112,678

Income before provision for income taxes	356,936	317,656	992,823	901,186
Provision for income taxes	76,035	57,997	189,210	155,974
Net income	$280,901	$259,659	$803,613	$745,212

Earnings per share:
Basic	$3.58	$3.28	$10.18	$9.36
Diluted	$3.57	$3.27	$10.15	$9.32

Weighted average shares outstanding:
Basic	78,499	79,116	78,925	79,580
Diluted	78,729	79,500	79,159	79,959
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2024	2023	2024	2023
Net income	$280,901	$259,659	$803,613	$745,212
Other comprehensive income (loss):
Foreign currency translation adjustments	12,899	(5,832)	9,102	1,046
Income tax effect	(1,039)	771	(827)	(660)
Foreign currency translation adjustments, net	11,860	(5,061)	8,275	386

Pension and other post-retirement adjustments	(28)	756	78	(1,338)
Income tax effect	23	(72)	19	141
Pension and other post-retirement adjustments, net	(5)	684	97	(1,197)
Other comprehensive income (loss), net of tax	11,855	(4,377)	8,372	(811)
Comprehensive income	$292,756	$255,282	$811,985	$744,401
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$1,338	$(6,447,101)	$1,587,670	$4,179,681	$(61,352)	$(739,764)
Net income				255,954		255,954
Dividends declared ($1.60 per common share)				(129,444)		(129,444)
Dividends paid in shares			74			74
Other comprehensive income (loss), net of tax					(2,205)	(2,205)
Common stock issued	3					3
Shares withheld for tax withholding		(69,991)				(69,991)
Compensation payable in common stock			34,894			34,894
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		(38)				(38)
Balance at March 31, 2024	1,341	(6,517,130)	1,622,638	4,306,191	(63,557)	(650,517)
Net income				266,758		266,758
Dividends declared ($1.60 per common share)				(127,304)		(127,304)
Dividends paid in shares			40			40
Other comprehensive income (loss), net of tax					(1,278)	(1,278)
Common stock issued						—
Shares withheld for tax withholding		(200)				(200)
Compensation payable in common stock			19,707			19,707
Common stock repurchased and held in treasury		(243,035)				(243,035)
Common stock issued to Directors and (held in)/released from treasury		1,346				1,346
Balance at June 30, 2024	$1,341	$(6,759,019)	$1,642,385	$4,445,645	$(64,835)	$(734,483)
Net income				280,901		280,901
Dividends declared ($1.60 per common share)				(126,186)		(126,186)
Dividends paid in shares			8			8
Other comprehensive income (loss), net of tax					11,855	11,855
Common stock issued	—					—
Shares withheld for tax withholding and exercises		(761)				(761)
Compensation payable in common stock		—	18,400			18,400
Common stock repurchased and held in treasury		(200,724)				(200,724)
Common stock issued to Directors and (held in)/released from treasury		(8)				(8)
Balance at September 30, 2024	$1,341	$(6,960,512)	$1,660,793	$4,600,360	$(52,980)	$(750,998)
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$1,336	$(5,938,116)	$1,515,874	$3,473,192	$(60,211)	$(1,007,925)
Net income				238,728		238,728
Dividends declared ($1.38 per common share)				(111,986)		(111,986)
Dividends paid in shares			44			44
Other comprehensive income (loss), net of tax					2,775	2,775
Common stock issued	2					2
Shares withheld for tax withholding		(43,960)				(43,960)
Compensation payable in common stock			20,988			20,988
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		(30)				(30)
Balance at March 31, 2023	1,338	(5,982,106)	1,536,906	3,599,934	(57,436)	(901,364)
Net income				246,825		246,825
Dividends declared ($1.38 per common share)				(110,383)		(110,383)
Dividends paid in shares	—		33			33
Other comprehensive income (loss), net of tax					791	791
Common stock issued	—					—
Shares withheld for tax withholding		(611)				(611)
Compensation payable in common stock			16,426			16,426
Common stock repurchased and held in treasury		(444,655)				(444,655)
Common stock issued to Directors and (held in)/released from treasury		(730)				(730)
Balance at June 30, 2023	$1,338	$(6,428,102)	$1,553,365	$3,736,376	$(56,645)	$(1,193,668)
Net income				259,659		259,659
Dividends declared ($1.38 per common share)				(109,847)		(109,847)
Dividends paid in shares			30			30
Other comprehensive income (loss), net of tax					(4,377)	(4,377)
Common stock issued	—					—
Shares withheld for tax withholding and exercises		(871)				(871)
Compensation payable in common stock			18,047			18,047
Common stock repurchased and held in treasury		(18,039)				(18,039)
Common stock issued to Directors and (held in)/released from treasury		(30)				(30)
Balance at September 30, 2023	$1,338	$(6,447,042)	$1,571,442	$3,886,188	$(61,022)	$(1,049,096)
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
(unaudited)	2024	2023
Cash flows from operating activities
Net income	$803,613	$745,212
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	121,316	77,543
Stock-based compensation expense	72,235	55,375
Depreciation and amortization of property, equipment and leasehold improvements	12,639	15,911
Amortization of right of use assets	19,582	17,484
Amortization of debt origination fees	3,856	3,791
Loss on extinguishment of debt	1,510	—
Deferred taxes	32,085	(30,973)
Other adjustments	7,915	1,199
Changes in assets and liabilities:
Accounts receivable	194,233	58,132
Prepaid income taxes	(17,882)	(17,654)
Prepaid and other assets	(6,179)	1,687
Other non-current assets	(579)	(4,837)
Accounts payable	(1,163)	(5,719)
Income taxes payable	14,063	11,425
Accrued compensation and related benefits	(38,461)	(25,599)
Other accrued liabilities	20,664	15,118
Deferred revenue	(146,357)	(43,571)
Long-term operating lease liabilities	(19,294)	(16,027)
Other non-current liabilities	(2,681)	(11,195)
Other	(121)	(226)
Net cash provided by operating activities	1,070,994	847,076

Cash flows from investing activities
Capitalized software development costs	(59,648)	(50,080)
Capital expenditures	(19,515)	(18,942)
Cash paid for acquisitions, net of cash acquired	(27,467)	—
Other	(892)	(389)
Net cash used in investing activities	(107,522)	(69,411)

Cash flows from financing activities
Repurchase of common stock held in treasury	(511,218)	(504,161)
Payment of dividends	(383,980)	(331,640)
Repayment of borrowings	(364,063)	(6,563)
Proceeds from borrowings	336,875	—
Payment of debt issuance costs	(3,739)	—
Net cash used in financing activities	(926,125)	(842,364)

Effect of exchange rate changes	1,939	(313)

Net increase (decrease) in cash, cash equivalents and restricted cash	39,286	(65,012)
Cash, cash equivalents and restricted cash, beginning of period	461,693	993,564
Cash, cash equivalents and restricted cash, end of period	$500,979	$928,552

Supplemental disclosure of cash flow information:
Cash paid for interest	$124,963	$125,068
Cash paid for income taxes, net of refunds received	$161,423	$197,746

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$3,153	$4,734

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$1,173	$1,453
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
Concentrations
For the nine months ended September 30, 2024 and 2023, BlackRock, Inc. (“BlackRock”) accounted for 10.1% and 10.1% of the Company’s consolidated operating revenues, respectively. For the nine months ended September 30, 2024 and 2023, BlackRock accounted for 17.8% and 17.0% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics, ESG and Climate or All Other – Private Assets segments for the nine months ended September 30, 2024 and 2023.
Allowance for Credit Losses
Changes in the allowance for credit losses from December 31, 2022 to September 30, 2024 were as follows:

(in thousands)	Amount
Balance as of December 31, 2022	$2,652
Addition to credit loss expense	2,196
Write-offs, net of recoveries	(880)
Balance as of December 31, 2023	$3,968
Addition to credit loss expense	2,377
Write-offs, net of recoveries	(1,982)
Balance as of September 30, 2024	$4,363

2. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the FASB issued Accounting Standards Update No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. The amendments in ASU 2023-07 aim to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The adoption of ASU 2023-07 will expand our disclosures, and we do not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.
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
3. REVENUE RECOGNITION
MSCI’s operating revenues are reported by product type and each product type may have different timing for recognizing revenue. The Company’s operating revenue types are recurring subscriptions, asset-based fees and non-recurring revenues. The Company also disaggregates operating revenues by segment.
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months Ended September 30, 2024
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$223,945	$168,150	$81,536	$62,991	$536,622
Asset-based fees	168,622	—	—	—	168,622
Non-recurring	12,315	4,226	2,107	813	19,461
Total	$404,882	$172,376	$83,643	$63,804	$724,705

	For the Nine Months Ended September 30, 2024
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$653,929	$490,829	$235,954	$190,434	$1,571,146
Asset-based fees	482,162	—	—	—	482,162
Non-recurring	39,855	11,508	5,428	2,520	59,311
Total	$1,175,946	$502,337	$241,382	$192,954	$2,112,619

	For the Three Months Ended September 30, 2023
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$206,453	$151,269	$71,744	$35,531	$464,997
Asset-based fees	141,066	—	—	—	141,066
Non-recurring	14,603	2,999	1,294	480	19,376
Total	$362,122	$154,268	$73,038	$36,011	$625,439

	For the Nine Months Ended September 30, 2023
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$603,845	$443,276	$207,523	$111,292	$1,365,936
Asset-based fees	412,354	—	—	—	412,354
Non-recurring	47,621	7,943	3,792	1,168	60,524
Total	$1,063,820	$451,219	$211,315	$112,460	$1,838,814
The tables that follow present the change in accounts receivable, net of allowances, and current deferred revenue between the dates indicated:

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2023)	$839,555	$1,083,864
Closing (September 30, 2024)	643,807	942,840
Increase/(decrease)	$(195,748)	$(141,024)

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2022)	$663,236	$882,886
Closing (September 30, 2023)	603,266	837,479
Increase/(decrease)	$(59,970)	$(45,407)
The amounts of revenues recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $209.9 million and $915.5 million for the three and nine months ended September 30, 2024, respectively, and $171.8 million and $798.0 million for the three and nine months ended September 30, 2023, respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. As of September 30, 2024 and December 31, 2023, the Company carried a long-term deferred revenue balance of $28.8 million and $28.8 million, respectively, in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
September 30,
(in thousands)	2024
First 12-month period	$912,103
Second 12-month period	567,796
Third 12-month period	258,819
Periods thereafter	172,423
Total	$1,911,141
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”).

The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$280,901	$259,659	$803,613	$745,212

Basic weighted average common shares outstanding	78,499	79,116	78,925	79,580
Effect of dilutive securities:
PSUs, RSUs and PSOs	230	384	234	379
Diluted weighted average common shares outstanding	78,729	79,500	79,159	79,959

Earnings per common share:
Basic	$3.58	$3.28	$10.18	$9.36
Diluted	$3.57	$3.27	$10.15	$9.32
5. ACQUISITIONS
On October 2, 2023, the Company acquired the remaining 66.4% interest in The Burgiss Group, LLC (“Burgiss”) for $696.8 million in cash (the “step acquisition”). The Company’s existing 33.6% interest in Burgiss had a fair value at acquisition date of $353.2 million which resulted in a non-taxable gain of $143.0 million which the Company recognized during the three months ended December 31, 2023. The acquisition of Burgiss provides the Company with comprehensive data and deep expertise in private assets, enabling investors to evaluate fundamental information, measure and compare performance, understand exposures, manage risk, and conduct robust analytics.
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
The table below represents the final purchase price allocation to total assets acquired and liabilities assumed based on their respective estimated fair values as of October 2, 2023 and the associated estimated useful lives of acquired intangibles as of that date.

(in thousands)	Estimated Useful Life	Fair Value
Cash and cash equivalents		$5,397
Accounts receivable		25,839
Prepaid Income Taxes		72
Other current assets		4,201
Property, equipment and leasehold improvements, net		670
Right of use assets		3,443
Other non-current assets		487
Deferred revenue		(21,479)
Other current liabilities		(13,705)
Long-term operating lease liabilities		(2,525)
Intangible assets:
Proprietary data	11 years	229,900
Customer relationships	21 years	179,900
Acquired technology and software	3 years	19,000
Trademarks	1 year	900
Goodwill		617,834
Net assets acquired		$1,049,934
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
Revenue of Burgiss recognized within the consolidated financial statements was $27.0 million and $78.0 million for the three and nine months ended September 30, 2024, respectively.
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
The following table presents the preliminary acquired balances related to the acquisitions of Trove, Fabric and Foxberry:

(in thousands, except weighted average amortization period of intangible asset)	Trove	Fabric	Foxberry
Acquisition Date	November 1, 2023	January 2, 2024	April 16, 2024

Cash payments	$37,465	$7,959	$20,945
Deferred payments	—	—	2,529
Contingent consideration liability	—	8,146	19,094
Aggregate purchase price	$37,465	$16,105	$42,568

Net tangible assets acquired (liabilities assumed)	$(4,787)	$(226)	$1,748
Intangible assets	7,705	11,300	22,500
Goodwill	34,547	5,031	18,320
Aggregate purchase price	$37,465	$16,105	$42,568

Weighted average amortization period of intangible assets (years)	13.0	9.1	7.9
The fair values of the contingent consideration were determined based on management estimates and assumptions which primarily include forecasted product sales, probability of achievement of certain integration targets and discount rates. The Company classifies these liabilities as Level 3 within the fair value hierarchy, as the measurement is based on inputs that are not observable in the market. As of September 30, 2024, the fair value of the contingent consideration was $28.2 million, of which $9.3 million is included in “Other accrued liabilities” and $18.9 million is included in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
Changes in the Company’s Level 3 financial liabilities for the three and nine months ended September 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$27,746	$—	$—	$—
Additions of contingent consideration[1]	—	—	27,240	—
Change in fair value	448	—	954	—
Payments	—	—	—	—
Ending Balance	$28,194	$—	$28,194	$—
___________________________
(1)Reflects balance of contingent consideration at acquisition date fair value.
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
Revenue of Trove, Fabric and Foxberry recognized within the Unaudited Condensed Consolidated Statement of Income was $1.1 million, $189 thousand and $207 thousand for the three months ended September 30, 2024, respectively. Revenue of Trove, Fabric and Foxberry recognized within the Unaudited Condensed Consolidated Statement of Income was $3.5 million, $526 thousand and $385 thousand for the nine months ended September 30, 2024, respectively.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
Property, equipment and leasehold improvements, net consisted of the following as of the dates indicated:

	As of
	September 30,	December 31,
(in thousands)	2024	2023
Computer & related equipment	$167,939	$192,008
Furniture & fixtures	15,980	16,169
Leasehold improvements	56,412	58,582
Work-in-process	1,646	897
Subtotal	241,977	267,656
Accumulated depreciation and amortization	(179,660)	(211,736)
Property, equipment and leasehold improvements, net	$62,317	$55,920
Depreciation and amortization expense of property, equipment and leasehold improvements was $4.3 million and $5.3 million for the three months ended September 30, 2024 and 2023, respectively.
Depreciation and amortization expense of property, equipment and leasehold improvements was $12.6 million and $15.9 million for the nine months ended September 30, 2024 and 2023, respectively.
7. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2023	$1,203,435	$290,976	$84,724	$1,308,557	$2,887,692
Acquisitions (1)	18,320	5,031	(365)	(582)	22,404
Foreign exchange translation adjustment	3,095	—	1,876	1,035	6,006
Goodwill at September 30, 2024	$1,224,850	$296,007	$86,235	$1,309,010	$2,916,102
___________________________
(1)Reflects the impact of the acquisitions of Foxberry, Fabric, Trove and Burgiss.
The Company completed its annual goodwill impairment test as of July 1, 2024 on its Index, Analytics, ESG and Climate, Real Assets and Private Capital Solutions reporting units, which are also the Company’s operating segments, and no impairments were noted. The Company performed a test for impairment and determined that it was more likely than not that the fair value of each reporting unit was greater than its carrying value. See Note 12, “Segment Information,” for further descriptions of the operating segments.
Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Amortization expense of acquired intangible assets	$26,066	$15,748	$77,226	$47,430
Amortization expense of internally developed capitalized software	15,873	10,974	44,090	30,113
Total amortization of intangible assets expense	$41,939	$26,722	$121,316	$77,543

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	September 30, 2024			December 31, 2023
(in thousands)	Gross intangible assets:	Accumulated amortization:	Net intangible assets:	Gross intangible assets:	Accumulated amortization:	Net intangible assets:
Customer relationships	$716,121	$(369,817)	$346,304	$709,299	$(340,248)	$369,051
Proprietary data	454,477	(96,417)	358,060	452,543	(64,694)	387,849
Acquired technology and software	258,108	(195,608)	62,500	228,785	(185,583)	43,202
Trademarks	209,090	(179,238)	29,852	209,090	(171,715)	37,375
Internally developed capitalized software	297,489	(162,777)	134,712	237,060	(118,303)	118,757
Total	$1,935,285	$(1,003,857)	$931,428	$1,836,777	$(880,543)	$956,234
The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2024 and succeeding years:

Years Ending December 31, (in thousands)	Amortization Expense
Remainder of 2024	$43,292
2025	151,514
2026	115,881
2027	83,803
2028	70,413
Thereafter	466,525
Total	$931,428
8. DEBT
As of September 30, 2024, the Company had outstanding an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) and $311.9 million under the Revolving Credit Facility (as defined below) as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
(in thousands)	Maturity Date	September 30, 2024	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000,000	$994,455	$993,637	$969,260	$941,090
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	896,083	895,587	845,694	815,526
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	992,981	992,161	946,870	914,360
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	595,345	594,852	552,696	529,458
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	694,033	693,532	616,938	586,509
Variable rate Tranche A Term Loans due 2027	February 16, 2027	—	—	337,959	—	337,367
Variable rate revolving loan commitments(1)	January 26, 2029	311,875	311,875	—	310,316	—
Total debt		$4,511,875	$4,484,772	$4,507,728	$4,241,774	$4,124,310
___________________________
(1)As of September 30, 2024, there were $4.3 million in unamortized deferred financing fees associated with the variable rate revolving loan commitments of which $1.0 million is included in “Prepaid and other assets,” and $3.3 million is included in “Other non-current assets” on the Unaudited Condensed Consolidated Statement of Financial Condition.

Maturities of the Company’s principal debt payments as of September 30, 2024 are as follows:

Maturity of Principal Debt Payments (in thousands)	Amounts
Remainder of 2024	$—
2025	—
2026	—
2027	—
2028	—
Thereafter	4,511,875
Total debt	$4,511,875
Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Revolving Loan Commitments
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
Variable rate revolving loan commitments(1)	Variable	February 26
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
In September 2024, the Company repaid $25.0 million of the outstanding balance of the revolving loans under the Revolving Credit Facility, such that $311.9 million of the revolving loans were outstanding at September 30, 2024.
Interest on the revolving loans under the Credit Agreement accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin to be determined based on the credit ratings of the Company’s senior, unsecured long-term debt and will be due on each Interest Payment Date (as defined in the Credit Agreement). So long as the credit rating for the Company’s senior, unsecured long-term debt is set at BBB-/BBB- by each of S&P and Fitch, respectively, the applicable margin is 0.50% for Base Rate loans, and 1.50% for SOFR loans. At September 30, 2024, the interest rate on the revolving loans under the Revolving Credit Facility was 6.45%.
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

In connection with the closings of the Senior Notes offerings, entry into the Prior Credit Agreement and the subsequent amendments thereto and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At September 30, 2024, $31.4 million of the deferred financing fees and premium remain unamortized, $1.0 million of which is included in “Prepaid and other assets,” $3.3 million of which is included in “Other non-current assets” and $27.1 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.
9. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease expenses	$9,339	$7,278	$24,133	$21,570
Variable lease costs	275	1,022	1,894	2,843
Short-term lease costs	228	108	667	547
Sublease income	(904)	(1,276)	(2,650)	(3,827)
Total lease costs	$8,938	$7,132	$24,044	$21,133
Maturities of the Company’s operating lease liabilities as of September 30, 2024 are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2024	$6,361
2025	32,553
2026	30,361
2027	23,945
2028	23,175
Thereafter	52,631
Total lease payments	$169,026
Less: Interest	(19,622)
Present value of lease liabilities	$149,404

Other accrued liabilities	$25,465
Long-term operating lease liabilities	$123,939
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	September 30,	December 31,
Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (years)	6.29	7.04
Weighted-average discount rate	3.99%	3.66%

Other information related to the Company’s operating leases are as follows:

Other Information	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating cash flows used for operating leases	$23,882	$22,918
Right of use assets obtained in exchange for new operating lease liabilities	$26,926	$8,896
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
Share repurchases made pursuant to the 2022 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of September 30, 2024, there was $405.4 million of available authorization remaining under the 2022 Repurchase Program.
The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Nine months ended (in thousands, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
September 30, 2024	$500.52	880	$440,265
September 30, 2023	$468.26	980	$458,721
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
The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share data)	Per Share	Declared	Distributed	(Released)/Deferred
2024
Three Months Ended March 31,	$1.60	$129,444	$131,378	$(1,934)
Three Months Ended June 30,	1.60	127,304	126,958	346
Three Months Ended September 30,	1.60	126,185	125,763	422
Total	$4.80	$382,933	$384,099	$(1,166)
2023
Three Months Ended March 31,	$1.38	$111,986	$112,189	$(203)
Three Months Ended June 30,	1.38	110,383	110,147	236
Three Months Ended September 30,	1.38	109,847	109,408	439
Total	$4.14	$332,216	$331,744	$472

Common Stock
The following table presents activity related to shares of common stock issued and repurchased during the nine months ended September 30, 2024:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2023	133,817,332	(54,726,120)	79,091,212
Dividend payable/paid	61	—	61
Common stock issued	252,637	—	252,637
Shares withheld for tax withholding	—	(119,861)	(119,861)
Shares repurchased under stock repurchase programs	—	—	—
Shares issued to directors	67	(67)	—
Balance at March 31, 2024	134,070,097	(54,846,048)	79,224,049
Dividend payable/paid	—	—	—
Common stock issued	779	—	779
Shares withheld for tax withholding	—	(359)	(359)
Shares repurchased under stock repurchase programs	—	(499,224)	(499,224)
Shares issued to directors	4,941	19,499	24,440
Balance at June 30, 2024	134,075,817	(55,326,132)	78,749,685
Dividend payable/paid	—	—	—
Common stock issued	3,301	—	3,301
Shares withheld for tax withholding	—	(1,387)	(1,387)
Shares repurchased under stock repurchase programs	—	(380,397)	(380,397)
Shares issued to directors	13	(13)	—
Balance at September 30, 2024	134,079,131	(55,707,929)	78,371,202
11. INCOME TAXES
The Company’s provision for income taxes was $189.2 million and $156.0 million for the nine months ended September 30, 2024 and 2023, respectively.
The effective tax rate of 19.1% for the nine months ended September 30, 2024 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $12.4 million, primarily related to $15.9 million of excess tax benefits recognized on share-based compensation vested during the period, partially offset by $3.5 million related to prior-year items.
The effective tax rate of 17.3% for the nine months ended September 30, 2023 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $19.8 million, primarily related to $11.4 million of excess tax benefits recognized on share-based compensation vested during the period and $8.4 million related to prior-year items.
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

During the three and nine months ended September 30, 2024, the Company’s unrecognized tax benefits increased by $0.1 million and $2.2 million, respectively.
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

The following table presents operating revenues by reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating revenues
Index	$404,882	$362,122	$1,175,946	$1,063,820
Analytics	172,376	154,268	502,337	451,219
ESG and Climate	83,643	73,038	241,382	211,315
All Other - Private Assets	63,804	36,011	192,954	112,460
Total	$724,705	$625,439	$2,112,619	$1,838,814
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Index Adjusted EBITDA	$314,148	$277,672	$898,898	$808,424
Analytics Adjusted EBITDA	90,287	71,781	244,171	197,710
ESG and Climate Adjusted EBITDA	29,989	25,440	75,010	66,114
All Other - Private Assets Adjusted EBITDA	16,278	11,396	46,151	36,076
Total reportable segment profitability	450,702	386,289	1,264,230	1,108,324
Amortization of intangible assets	41,939	26,722	121,316	77,543
Depreciation and amortization of property, equipment and leasehold improvements	4,332	5,252	12,639	15,911
Acquisition-related integration and transaction costs(1)	3,097	1,006	6,951	1,006
Operating income	401,334	353,309	1,123,324	1,013,864
Other expense (income), net	44,398	35,653	130,501	112,678
Provision for income taxes	76,035	57,997	189,210	155,974
Net income	$280,901	$259,659	$803,613	$745,212
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

Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating revenues
Americas:
United States	$297,577	$246,089	$868,695	$740,939
Other	32,631	28,243	95,976	83,353
Total Americas	330,208	274,332	964,671	824,292

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	122,384	105,036	351,922	296,388
Other	157,739	142,826	466,701	420,996
Total EMEA	280,123	247,862	818,623	717,384

Asia & Australia:
Japan	28,833	24,956	84,377	75,258
Other	85,541	78,289	244,948	221,880
Total Asia & Australia	114,374	103,245	329,325	297,138

Total	$724,705	$625,439	$2,112,619	$1,838,814
Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	September 30,	December 31,
(in thousands)	2024	2023
Long-lived assets
Americas:
United States	$241,336	$204,238
Other	8,484	11,585
Total Americas	249,820	215,823

EMEA:
United Kingdom	18,033	18,403
Other	20,955	22,072
Total EMEA	38,988	40,475

Asia & Australia:
Japan	1,004	1,321
Other	28,943	31,507
Total Asia & Australia	29,947	32,828

Total	$318,755	$289,126

13. SUBSEQUENT EVENTS
On October 28, 2024, the Board of Directors declared a quarterly cash dividend of $1.60 per share for the three months ending December 31, 2024 (“fourth quarter 2024”). The fourth quarter 2024 dividend is payable on November 29, 2024 to shareholders of record as of the close of trading on November 15, 2024.
On October 28, 2024, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $1.5 billion worth of shares of MSCI’s common stock (together with the $405.4 million of authorization then remaining under the 2022 Repurchase Program, the “2024 Repurchase Program”). Share repurchases made pursuant to the 2024 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Subsequent to September 30, 2024, the Company repaid $125.0 million of the outstanding balance of the revolving loans under the Revolving Credit Facility.

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
As of September 30, 2024, we served approximately 6,9001 clients in more than 95 countries.
Our principal business model is generally to license annual, recurring subscriptions for the majority of our Index, Analytics and ESG and Climate products and services for a fee due in advance of the service period. Private Assets products are also licensed annually through subscriptions, which are generally recurring, for a fee which is paid either in advance when products are generally delivered ratably over the subscription period or in arrears after the product is delivered. A portion of our fees comes from clients who use our indexes as the basis for index-linked investment products. Such fees are primarily based on a client’s assets under management (“AUM”), trading volumes and fee levels.
In evaluating our financial performance, we focus on revenue and profit growth. This includes evaluating results based on generally accepted accounting principles in the United States (“GAAP”), as well as non-GAAP measures, for the Company as a whole and by operating segment.
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
(1)1Represents the aggregate of all related clients under their respective parent entity. At acquisition, we align an acquired company’s client count to our methodology.

A material portion of our revenues is concentrated in some of our largest clients. For the nine months ended September 30, 2024, our largest client organization by revenue, BlackRock, accounted for 10.1% of our consolidated operating revenues. 96.1% of the operating revenues from BlackRock come from fees based on the assets in BlackRock’s ETFs and non-ETF products that are based on our indexes.
The discussion of our results of operations for the three and nine months ended September 30, 2024 and 2023 are presented below. The results of operations for interim periods may not be indicative of future results.
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
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K. There have been no significant changes in our accounting policies since the end of the fiscal year ended December 31, 2023 or critical accounting estimates applied in the fiscal year ended December 31, 2023, except as described below.
Goodwill
We recognize goodwill in business combination transactions when the purchase price exceeds the fair value of the acquired net tangible and separately identifiable intangible assets. We test goodwill for impairment annually on July 1 or when interim triggers arise. The test for impairment was performed at the reporting unit level, and we used an equal weighting of the income approach and the market approach to estimate the fair value of each reporting unit.
The income approach requires significant judgement in estimating future cash flows, including assumptions, amongst others, about revenue growth rates and operating margins, and the selection of an appropriate discount rate, which reflects the reporting unit’s cost of capital. Forecasted future cash flows are estimated based on a combination of historical experience and assumptions regarding future growth and profitability of each reporting unit. Discount rates are selected for each reporting unit being valued based on each reporting unit’s estimated weighted-average cost of capital. The weighted-average cost of capital is estimated based on both the capital structure that we believe a market participant would utilize as well as the discount rates of guideline public companies that have similar characteristics to each reporting unit being valued, adjusted for the risk inherent in each reporting unit. Terminal growth rates are selected based on growth rates used during the reporting unit’s forecast period in combination with economic conditions. The market approach utilizes valuation multiples of revenue and cash flows derived from guideline public companies that have similar characteristics to each reporting unit being valued. Selecting appropriate guideline companies, valuation multiples and other key assumptions such as revenue growth rates and discount rates requires significant management judgment, and changes to these estimates could materially impact the fair value determination of each reporting unit. We perform sensitivity analyses around key assumptions in order to assess the reasonableness of the assumptions and the impact on the estimated fair value.
Impairment occurs when the estimated fair value of the reporting unit is below the carrying value. As of July 1, 2024, all reporting units had fair values exceeding their carrying values. As a result, no goodwill impairment was recorded as of this date.

We completed our annual goodwill impairment test as of July 1, 2024 on our Index, Analytics, ESG and Climate, Real Assets and Private Capital Solutions reporting units, which are also our operating segments. As of July 1, 2024, the fair value of all reporting units exceeded their respective carrying values. At September 30, 2024, the carrying value of goodwill within the Private Capital Solutions reporting unit was $617.8 million. As of July 1, 2024, and given the recent step acquisition of Burgiss on October 2, 2023, the fair value of the Private Capital Solutions reporting unit exceeded its carrying value by approximately 10%, making it vulnerable to potential future impairment. If we experience a prolonged or severe period of weakness in the business environment, financial markets, the performance of one or more of our recently acquired companies or reporting units, or our common stock price, or if economic conditions differ significantly from management’s assumptions, our goodwill could be impaired in the future, which may be material to our results of operations and financial position.
For all of our reporting units, individually, a hypothetical decrease in revenue growth rates by 100 basis points or a hypothetical 100 basis point increase in the weighted average cost of capital would not result in an impairment.
Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product or reportable segment as follows: Index, Analytics, ESG and Climate, and All Other – Private Assets.
The following table presents operating revenues by type for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Recurring subscriptions	$536,622	$464,997	15.4%	$1,571,146	$1,365,936	15.0%
Asset-based fees	168,622	141,066	19.5%	482,162	412,354	16.9%
Non-recurring	19,461	19,376	0.4%	59,311	60,524	(2.0%)
Total operating revenues	$724,705	$625,439	15.9%	$2,112,619	$1,838,814	14.9%
Total operating revenues increased 15.9% for the three months ended September 30, 2024. Adjusting for the impact of foreign currency exchange rate fluctuations and recent acquisitions, total operating revenues would have increased 11.1%.
Operating revenues from recurring subscriptions increased 15.4% for the three months ended September 30, 2024, driven by growth in All Other - Private Assets products, which increased $27.5 million, or 77.3%, which included $26.7 million of Burgiss revenue; Index products, which increased $17.5 million, or 8.5%; Analytics products, which increased $16.9 million, or 11.2%, and ESG and Climate products, which increased $9.8 million, or 13.6%. Adjusting for the impact of foreign currency exchange rate fluctuations and recent acquisitions, operating revenues from recurring subscriptions would have increased 9.0%.
Operating revenues from asset-based fees increased 19.5% for the three months ended September 30, 2024, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes increased by 19.7% and 21.1%, respectively, primarily driven by an increase in average AUM. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes increased by 11.3%, driven by volume increases.
Total operating revenues increased 14.9% for the nine months ended September 30, 2024. Adjusting for the impact of foreign currency exchange rate fluctuations and recent acquisitions, total operating revenues would have increased 10.4%.
Operating revenues from recurring subscriptions increased 15.0% for the nine months ended September 30, 2024, driven by growth in All Other - Private Assets products, which increased $79.1 million, or 71.1%, which included $77.1 million of Burgiss revenue; Index products, which increased $50.1 million, or 8.3%; Analytics products, which increased $47.6 million, or 10.7%; and

ESG and Climate products, which increased $28.4 million, or 13.7%. Adjusting for the impact of foreign currency exchange rate fluctuations and recent acquisitions, operating revenues from recurring subscriptions would have increased 9.0%.
Operating revenues from asset-based fees increased 16.9% for the nine months ended September 30, 2024, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes increased by 17.9% and 19.4%, respectively, primarily driven by an increase in average AUM.
The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2023				2024
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
AUM in ETFs linked to MSCI equity indexes(1), (2)	$1,305.4	$1,372.5	$1,322.8	$1,468.9	$1,582.6	$1,631.9	$1,761.8
Sequential Change in Value
Market Appreciation/(Depreciation)	$75.1	$48.4	$(56.1)	$130.5	$92.8	$21.2	$111.3
Cash Inflows	7.4	18.7	6.4	15.6	20.9	28.1	18.6
Total Change	$82.5	$67.1	$(49.7)	$146.1	$113.7	$49.3	$129.9
The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2023				2024
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI equity indexes(1), (2)
Quarterly average	$1,287.5	$1,333.8	$1,376.5	$1,364.9	$1,508.8	$1,590.6	$1,677.0
Year-to-date average	$1,287.5	$1,310.7	$1,332.6	$1,340.7	$1,508.8	$1,549.7	$1,592.1
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
The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended September 30, 2024, was up $300.5 billion, or 21.8%. For the nine months ended September 30, 2024, the average value of AUM in ETFs linked to MSCI equity indexes was up $259.5 billion, or 19.5%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating revenues:
Index
Recurring subscriptions	$223,945	$206,453	8.5%	$653,929	$603,845	8.3%
Asset-based fees	168,622	141,066	19.5%	482,162	412,354	16.9%
Non-recurring	12,315	14,603	(15.7%)	39,855	47,621	(16.3%)
Index total	404,882	362,122	11.8%	1,175,946	1,063,820	10.5%

Analytics
Recurring subscriptions	168,150	151,269	11.2%	490,829	443,276	10.7%
Non-recurring	4,226	2,999	40.9%	11,508	7,943	44.9%
Analytics total	172,376	154,268	11.7%	502,337	451,219	11.3%

ESG and Climate
Recurring subscriptions	81,536	71,744	13.6%	235,954	207,523	13.7%
Non-recurring	2,107	1,294	62.8%	5,428	3,792	43.1%
ESG and Climate total	83,643	73,038	14.5%	241,382	211,315	14.2%

All Other - Private Assets
Recurring subscriptions	62,991	35,531	77.3%	190,434	111,292	71.1%
Non-recurring	813	480	69.4%	2,520	1,168	115.8%
All Other - Private Assets total	63,804	36,011	77.2%	192,954	112,460	71.6%
Total operating revenues	$724,705	$625,439	15.9%	$2,112,619	$1,838,814	14.9%
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

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating expenses:
Cost of revenues	$126,192	$105,311	19.8%	$382,815	$324,024	18.1%
Selling and marketing	70,763	66,581	6.3%	214,385	201,044	6.6%
Research and development	38,584	31,438	22.7%	120,182	92,901	29.4%
General and administrative	41,561	36,826	12.9%	137,958	113,527	21.5%
Amortization of intangible assets	41,939	26,722	56.9%	121,316	77,543	56.4%
Depreciation and amortization of property, equipment and leasehold improvements	4,332	5,252	(17.5%)	12,639	15,911	(20.6%)
Total operating expenses	$323,371	$272,130	18.8%	$989,295	$824,950	19.9%
Total operating expenses increased 18.8% for the three months ended September 30, 2024. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 18.9%.
Total operating expenses increased 19.9% for the nine months ended September 30, 2024. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 19.9%.
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
Cost of revenues increased 19.8% for the three months ended September 30, 2024, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, incentive compensation and benefits costs as a result of increased headcount, as well as increases in non-compensation costs reflecting higher professional fees, information technology and market data costs.
Cost of revenues increased 18.1% for the nine months ended September 30, 2024, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, incentive compensation and benefits costs as a result of increased headcount, as well as increases in non-compensation costs reflecting higher information technology, professional fees and market data costs.
Selling and Marketing
Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other departments associated with acquiring new business, including product management, research, technology and sales operations.
Selling and marketing expenses increased 6.3% for the three months ended September 30, 2024, reflecting increases across the All Other - Private Assets and Index reportable segments, partially offset by decreases in the Analytics and ESG and Climate reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries as a result of increased headcount, as well as increases in non-compensation costs reflecting higher marketing costs.
Selling and marketing expenses increased 6.6% for the nine months ended September 30, 2024, reflecting increases across the All Other - Private Assets and Index reportable segments, partially offset by decreases in the ESG and Climate and Analytics reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation and wages and salaries as a result of increased headcount, as well as increases in non-compensation costs reflecting higher marketing costs.

Research and Development
R&D expenses consist of costs to develop new, or enhance existing, products and the costs to develop new or enhanced technologies and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support directly associated with these activities.
R&D expenses increased 22.7% for the three months ended September 30, 2024, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, relating to higher wages and salaries and incentive compensation costs as a result of increased headcount, partially offset by increased capitalization of costs related to internally developed software projects.
R&D expenses increased 29.4% for the nine months ended September 30, 2024, reflecting increases across all reportable segments. The change was primarily driven by increases in compensation and benefits costs, relating to higher wages and salaries and incentive compensation costs as a result of increased headcount, partially offset by increased capitalization of costs related to internally developed software projects.
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
G&A expenses increased 12.9% for the three months ended September 30, 2024, reflecting increases across the All Other - Private Assets, and ESG and Climate reportable segments, partially offset by decreases in the Index and Analytics reportable segments. The change was primarily driven by increases in non-compensation costs primarily relating to higher occupancy costs and higher professional fees.
G&A expenses increased 21.5% for the nine months ended September 30, 2024, reflecting increases across all reportable segments. The change was driven by increases in non-compensation costs, reflecting higher transaction costs related expenses due to the recent acquisitions, professional fees and information technology costs, as well as increases in compensation and benefits costs, relating to higher wages and salaries, incentive compensation and benefits costs as a result of increased headcount.
The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Compensation and benefits	$194,809	$171,815	13.4%	$618,421	$527,566	17.2%
Non-compensation expenses	82,291	68,341	20.4%	236,919	203,930	16.2%
Amortization of intangible assets	41,939	26,722	56.9%	121,316	77,543	56.4%
Depreciation and amortization of property, equipment and leasehold improvements	4,332	5,252	(17.5%)	12,639	15,911	(20.6%)
Total operating expenses	$323,371	$272,130	18.8%	$989,295	$824,950	19.9%
Compensation and Benefits
A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate, incentive compensation would be expected to decrease accordingly.
We had 6,118 employees as of September 30, 2024, compared to 5,005 employees as of September 30, 2023, reflecting a 22.2% growth in the number of employees which is primarily related to recent acquisitions. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of September 30, 2024, 68.5% of our employees were located in emerging market centers compared to 66.5% as of September 30, 2023.
Compensation and benefits costs increased 13.4% and 17.2%, for the three and nine months ended September 30, 2024, driven by an increase in wages and salaries, incentive compensation and benefits costs due to headcount growth, partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations and recent acquisitions, compensation and benefits costs would have increased by 2.7% and increased by 6.1%, respectively, for the three and nine months ended September 30, 2024.
Non-Compensation Expenses
Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates.
Non-compensation expenses increased 20.4% for the three months ended September 30, 2024, driven by higher professional fees, market data costs, information technology, marketing costs, transaction and integration costs related to recent acquisitions and recruiting costs.
Non-compensation expenses increased 16.2% for the nine months ended September 30, 2024, driven by higher professional fees, information technology, transaction and integration costs related to recent acquisitions, market data costs and travel and entertainment costs. Adjusting for the impact of foreign currency exchange rate fluctuations and recent acquisitions, non-compensation expenses would have increased by 8.5% and increased by 6.1%, respectively, for the three and nine months ended September 30, 2024.
Amortization of Intangible Assets
Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and capitalization of internally developed software projects recognized over their estimated useful lives.
Amortization of intangible assets expense increased 56.9% and 56.4% for the three and nine months ended September 30, 2024, respectively, primarily driven by higher amortization recognized on acquired intangible assets from recent acquisitions and higher amortization of internal use software.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of computer and related equipment, leasehold improvements, software and furniture and fixtures over the estimated useful life of the assets.
Depreciation and amortization of property, equipment and leasehold improvements decreased 17.5% and 20.6% for the three and nine months ended September 30, 2024, respectively, primarily driven by lower depreciation on computer and related equipment.
Total Other Expense (Income), Net
The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Interest income	$(5,217)	$(10,314)	(49.4%)	$(17,375)	$(31,079)	(44.1%)
Interest expense	46,688	46,902	(0.5%)	139,995	139,725	0.2%
Other expense (income)	2,927	(935)	(413.0%)	7,881	4,032	95.5%
Total other expense (income), net	$44,398	$35,653	24.5%	$130,501	$112,678	15.8%
Total other expense (income), net increased 24.5% for the three months ended September 30, 2024, primarily driven by lower interest income reflecting lower average cash balances and the impact of foreign currency exchange rate fluctuations.
Total other expense (income), net increased 15.8% for the nine months ended September 30, 2024, primarily driven by lower interest income, reflecting lower average cash balances as well as loss on extinguishment related to unamortized debt issuance costs associated with the prepayment of the Tranche A Term Loans and the entry into the Credit Agreement and the impact of foreign currency exchange rate fluctuations.

Income Taxes
The following table shows our income tax provision and effective tax rate for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Provision for income taxes	$76,035	$57,997	31.1%	$189,210	$155,974	21.3%
Effective tax rate	21.3%	18.3%	16.4%	19.1%	17.3%	10.4%
The effective tax rate of 21.3% for the three months ended September 30, 2024 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain unfavorable discrete items totaling $3.6 million, primarily related to prior-year items.
The effective tax rate of 18.3% for the three months ended September 30, 2023 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $3.4 million, primarily related to $3.2 million of prior-year items.
The effective tax rate of 19.1% for the nine months ended September 30, 2024 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $12.4 million, related to $15.9 million of excess tax benefits recognized on share-based compensation vested during the period partially offset by $3.5 million related to prior-year items.
The effective tax rate of 17.3% for the nine months ended September 30, 2023 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $19.8 million, related to $11.4 million of excess tax benefits recognized on share-based compensation vested during the period and $8.4 million related to prior-year items.
Net Income
The following table shows our net income for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Net income	$280,901	$259,659	8.2%	$803,613	$745,212	7.8%
As a result of the factors described above, net income increased 8.2% for the three months ended September 30, 2024, and increased 7.8% for the nine months ended September 30, 2024.
Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Weighted average shares outstanding:
Basic	78,499	79,116	(0.8%)	78,925	79,580	(0.8%)
Diluted	78,729	79,500	(1.0%)	79,159	79,959	(1.0%)

The following table shows our common shares outstanding for the periods indicated:

	As of		% Change
(in thousands)	September 30, 2024	December 31, 2023
Common shares outstanding	78,371	79,091	(0.9%)

The decrease in weighted average shares and common shares outstanding for the three and nine months ended September 30, 2024 primarily reflects the impact of share repurchases made pursuant to the Company’s stock repurchase program.
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
Adjusted EBITDA, Adjusted EBITDA expenses and Adjusted EBITDA margin are believed to be meaningful measures for management to assess the operating performance of the Company because they adjust for significant one-time, unusual or non-recurring items as well as eliminate the accounting effects of certain capital spending and acquisitions that do not directly affect what management considers to be the Company’s ongoing operating performance in the period. All companies do not calculate adjusted EBITDA, adjusted EBITDA expenses and adjusted EBITDA margin in the same way. These measures can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Accordingly, the Company’s computation of the Adjusted EBITDA, Adjusted EBITDA margin and Adjusted EBITDA expenses measures may not be comparable to similarly titled measures computed by other companies.
The following table presents non-GAAP Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating revenues	$724,705	$625,439	15.9%	$2,112,619	$1,838,814	14.9%
Adjusted EBITDA expenses	274,003	239,150	14.6%	848,389	730,490	16.1%
Adjusted EBITDA	$450,702	$386,289	16.7%	$1,264,230	$1,108,324	14.1%
Operating margin %	55.4%	56.5%		53.2%	55.1%
Adjusted EBITDA margin %	62.2%	61.8%		59.8%	60.3%
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

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Net income	$280,901	$259,659	8.2%	$803,613	$745,212	7.8%
Provision for income taxes	76,035	57,997	31.1%	189,210	155,974	21.3%
Other expense (income), net	44,398	35,653	24.5%	130,501	112,678	15.8%
Operating income	401,334	353,309	13.6%	1,123,324	1,013,864	10.8%
Amortization of intangible assets	41,939	26,722	56.9%	121,316	77,543	56.4%
Depreciation and amortization of property, equipment and leasehold improvements	4,332	5,252	(17.5%)	12,639	15,911	(20.6%)
Acquisition-related integration and transaction costs (1)	3,097	1,006	207.9%	6,951	1,006	591.0%
Consolidated Adjusted EBITDA	$450,702	$386,289	16.7%	$1,264,230	$1,108,324	14.1%

Index Adjusted EBITDA	314,148	277,672	13.1%	898,898	808,424	11.2%
Analytics Adjusted EBITDA	90,287	71,781	25.8%	244,171	197,710	23.5%
ESG and Climate Adjusted EBITDA	29,989	25,440	17.9%	75,010	66,114	13.5%
All Other - Private Assets Adjusted EBITDA	16,278	11,396	42.8%	46,151	36,076	27.9%
Consolidated Adjusted EBITDA	$450,702	$386,289	16.7%	$1,264,230	$1,108,324	14.1%
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.
The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Total operating expenses	$323,371	$272,130	18.8%	$989,295	$824,950	19.9%
Amortization of intangible assets	41,939	26,722	56.9%	121,316	77,543	56.4%
Depreciation and amortization of property, equipment and leasehold improvements	4,332	5,252	(17.5%)	12,639	15,911	(20.6%)
Acquisition-related integration and transaction costs (1)	3,097	1,006	207.9%	6,951	1,006	591.0%
Consolidated Adjusted EBITDA expenses	$274,003	$239,150	14.6%	$848,389	$730,490	16.1%

Index Adjusted EBITDA expenses	90,734	84,450	7.4%	277,048	255,396	8.5%
Analytics Adjusted EBITDA expenses	82,089	82,487	(0.5%)	258,166	253,509	1.8%
ESG and Climate Adjusted EBITDA expenses	53,654	47,598	12.7%	166,372	145,201	14.6%
All Other - Private Assets Adjusted EBITDA expenses	47,526	24,615	93.1%	146,803	76,384	92.2%
Consolidated Adjusted EBITDA expenses	$274,003	$239,150	14.6%	$848,389	$730,490	16.1%
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.
Segment Results

Index Segment
The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating revenues:
Recurring subscriptions	$223,945	$206,453	8.5%	$653,929	$603,845	8.3%
Asset-based fees	168,622	141,066	19.5%	482,162	412,354	16.9%
Non-recurring	12,315	14,603	(15.7%)	39,855	47,621	(16.3%)
Operating revenues total	404,882	362,122	11.8%	1,175,946	1,063,820	10.5%
Adjusted EBITDA expenses	90,734	84,450	7.4%	277,048	255,396	8.5%
Adjusted EBITDA	$314,148	$277,672	13.1%	$898,898	$808,424	11.2%
Adjusted EBITDA margin %	77.6%	76.7%		76.4%	76.0%
Index operating revenues increased 11.8% for the three months ended September 30, 2024, primarily driven by strong growth in higher asset-based fees and higher recurring subscription revenue, partially offset by lower non-recurring revenues. Adjusting for the impact of the acquisition of Foxberry and foreign currency exchange rate fluctuations, Index operating revenues would have increased 11.8%.
Operating revenues from recurring subscriptions increased 8.5% for the three months ended September 30, 2024, primarily driven by growth from market cap-weighted and factor, ESG and climate Index products.
Operating revenues from asset-based fees increased 19.5% for the three months ended September 30, 2024, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes increased by 19.7% and 21.1%, respectively, primarily driven by an increase in average AUM. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes increased by 11.3%, driven by volume increases.
Index segment Adjusted EBITDA expenses increased 7.4% for the three months ended September 30, 2024, primarily driven by higher non-compensation expenses across cost of revenues, selling and marketing, and G&A expense activity categories, partially offset by a decrease in the R&D expense activity category. The increase in non-compensation expenses was primarily driven by higher professional fees and marketing costs. The increase was also driven by higher compensation expenses in R&D, cost of revenues, and selling and marketing expense activity categories, partially offset by the G&A expense activity category. The increase in compensation expenses was driven by higher wages and salaries and incentive compensation costs. Adjusting for the impact of the acquisition of Foxberry and foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 6.4%.
Index operating revenues increased 10.5% for the nine months ended September 30, 2024, primarily driven by strong growth from asset-based fees and recurring subscriptions, partially offset by a decrease in non-recurring revenue. Adjusting for the impact of the acquisition of Foxberry and foreign currency exchange rate fluctuations, Index operating revenues would have increased 10.7%.
Operating revenues from recurring subscriptions increased 8.3% for the nine months ended September 30, 2024, primarily driven by growth from market cap-weighted and factor, ESG and climate index products.
Operating revenues from asset-based fees increased 16.9% for the nine months ended September 30, 2024, primarily driven by strong growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes increased by 17.9% and 19.4%, respectively, primarily driven by an increase in average AUM.
Index segment Adjusted EBITDA expenses increased 8.5% for the nine months ended September 30, 2024, primarily driven by higher compensation expenses across all expense activity categories. The increase reflects higher incentive compensation and wages and salaries. The increase was also driven by non-compensation expenses across the cost of revenues, G&A, and selling and marketing expense activity categories, partially offset by the R&D expense activity category. This increase was primarily due to higher professional fees and transaction fees related to the acquisition of Foxberry. Adjusting for the impact of the acquisition of Foxberry and foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 7.5%.

Analytics Segment
The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating revenues:
Recurring subscriptions	$168,150	$151,269	11.2%	$490,829	$443,276	10.7%
Non-recurring	4,226	2,999	40.9%	11,508	7,943	44.9%
Operating revenues total	172,376	154,268	11.7%	502,337	451,219	11.3%
Adjusted EBITDA expenses	82,089	82,487	(0.5%)	258,166	253,509	1.8%
Adjusted EBITDA	$90,287	$71,781	25.8%	$244,171	$197,710	23.5%
Adjusted EBITDA margin %	52.4%	46.5%		48.6%	43.8%
Analytics operating revenues increased 11.7% for the three months ended September 30, 2024, primarily driven by growth from recurring subscriptions related to both Multi-Asset Class and Equity Analytics products, which also benefited from subscription revenue impacted by client implementations. The increase was also driven by an increase in non-recurring revenues driven by one-time deals related to both Multi-Asset Class and Equity products as well as a number of implementations which were completed in the quarter. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 11.7%.
Analytics segment Adjusted EBITDA expenses decreased 0.5% for the three months ended September 30, 2024, primarily driven by lower compensation expenses across the selling and marketing and G&A expense activity categories, partially offset by higher compensation expenses across the R&D and cost of revenues expense activity categories. The decrease was primarily driven by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have decreased 1.6%.
Analytics operating revenues increased 11.3% for the nine months ended September 30, 2024, primarily driven by growth from recurring subscriptions related to both Multi-Asset Class and Equity Analytics products, which also benefited from subscription revenue impacted by client implementations. The increase was also driven by an increase in non-recurring revenues driven by one-time deals related to both Multi-Asset Class and Equity products as well as a number of implementations which were completed during the year. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 11.6%.
Analytics segment Adjusted EBITDA expenses increased 1.8% for the nine months ended September 30, 2024, primarily driven by higher non-compensation expense across cost of revenues, selling and marketing, and G&A expense activity categories, partially offset by a decrease in the R&D expense activity category. The increase reflects higher professional fees and information technology costs. The increase was also driven by higher compensation expenses across R&D, cost of revenues and G&A expense activity categories, partially offset by lower compensation expenses in the selling and marketing expense activity category. The increase was primarily driven by higher incentive compensation costs, partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 0.7%.

ESG and Climate Segment
The following table presents the results for the ESG and Climate segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating revenues:
Recurring subscriptions	$81,536	$71,744	13.6%	$235,954	$207,523	13.7%
Non-recurring	2,107	1,294	62.8%	5,428	3,792	43.1%
Operating revenues total	83,643	73,038	14.5%	241,382	211,315	14.2%
Adjusted EBITDA expenses	53,654	47,598	12.7%	166,372	145,201	14.6%
Adjusted EBITDA	$29,989	$25,440	17.9%	$75,010	$66,114	13.5%
Adjusted EBITDA margin %	35.9%	34.8%		31.1%	31.3%
ESG and Climate operating revenues increased 14.5% for the three months ended September 30, 2024, primarily driven by growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 11.0%.
ESG and Climate segment Adjusted EBITDA expenses increased 12.7% for the three months ended September 30, 2024, primarily driven by higher compensation expenses across R&D, cost of revenues and G&A expense activity categories, partially offset by a decrease in the selling and marketing expense activity category. The increase reflects higher wages and salaries and incentive compensation costs. The increase is also driven by higher non-compensation expenses across all expense activity categories. The increase reflects higher professional fees. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 4.6%.
ESG and Climate operating revenues increased 14.2% for the nine months ended September 30, 2024, primarily driven by growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 10.7%.
ESG and Climate segment Adjusted EBITDA expenses increased 14.6% for the nine months ended September 30, 2024, primarily driven by higher compensation expense across R&D, cost of revenues and G&A expense activity categories, partially offset by lower compensation expense in selling and marketing expense activity category. The increase reflects higher wages and salaries, incentive compensation, and benefits costs. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 6.1%.
All Other – Private Assets Segment
The following table presents the results for the All Other – Private Assets segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2024	2023		2024	2023
Operating revenues:
Recurring subscriptions	$62,991	$35,531	77.3%	$190,434	$111,292	71.1%
Non-recurring	813	480	69.4%	2,520	1,168	115.8%
Operating revenues total	63,804	36,011	77.2%	192,954	112,460	71.6%
Adjusted EBITDA expenses	47,526	24,615	93.1%	146,803	76,384	92.2%
Adjusted EBITDA	$16,278	$11,396	42.8%	$46,151	$36,076	27.9%
Adjusted EBITDA margin %	25.5%	31.6%		23.9%	32.1%
All Other – Private Assets operating revenues increased 77.2% for the three months ended September 30, 2024, primarily driven by revenues attributable to the step acquisition of Burgiss. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 1.0%.

All Other – Private Assets segment Adjusted EBITDA expenses increased 93.1% for the three months ended September 30, 2024, driven by higher compensation and non-compensation expenses across all expense activity categories, primarily due to the step acquisition of Burgiss. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other - Private Assets segment Adjusted EBITDA expenses would have decreased 5.5%.
All Other – Private Assets operating revenues increased 71.6% for the nine months ended September 30, 2024, primarily driven by revenues attributable to the step acquisition of Burgiss. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 1.7%.
All Other – Private Assets segment Adjusted EBITDA expenses increased 92.2% for the nine months ended September 30, 2024, driven by higher compensation and non-compensation expenses across all expense activity categories, primarily due to the step acquisition of Burgiss. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other - Private Assets segment Adjusted EBITDA expenses would have decreased 5.1%.

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
•fluctuations in foreign currency exchange rates; and
•the impact of acquisitions and divestitures.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the periods indicated:

	As of		% Change
(in thousands)	September 30, 2024	September 30, 2023
Index:
Recurring subscriptions	$906,803	$835,334	8.6%
Asset-based fees	683,462	545,548	25.3%
Index total	1,590,265	1,380,882	15.2%

Analytics	691,333	639,462	8.1%

ESG and Climate	344,015	297,297	15.7%

All Other - Private Assets	268,577	150,749	78.2%

Total Run Rate	$2,894,190	$2,468,390	17.3%

Recurring subscriptions total	$2,210,728	$1,922,842	15.0%
Asset-based fees	683,462	545,548	25.3%
Total Run Rate	$2,894,190	$2,468,390	17.3%
Total Run Rate increased 17.3%, driven by a 15.0% increase from recurring subscriptions and a 25.3% increase from asset-based fees. Adjusting for the impact of recent acquisitions and foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 8.0%.
Run Rate from Index recurring subscriptions increased 8.6%, primarily driven by growth from market cap-weighted and custom Index products and special packages. The increase reflected growth across all regions. Adjusting for the impact of the acquisition of Foxberry and foreign currency exchange rate fluctuations, Index Run Rate would have increased 8.5%.
Run Rate from Index asset-based fees increased 25.3%, primarily driven by higher AUM in both ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes.
Run Rate from Analytics products increased 8.1%, primarily driven by growth in both Multi-Asset Class and Equity Analytics products, and reflected growth across all regions and client segments. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 7.1%.
Run Rate from ESG and Climate products increased 15.7%, driven by strong growth in Ratings, Climate and Screening products with contributions across all regions and client segments. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 11.2%.
Run Rate from All Other - Private Assets increased 78.2%, and included $110.1 million associated with Burgiss. Excluding the impact of the step acquisition of Burgiss, the growth was primarily driven by Index Intel products. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other - Private Assets Run Rate would have increased 2.4%.
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
The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
Index
New recurring subscription sales	$25,271	$23,978	5.4%	$80,081	$80,156	(0.1%)
Subscription cancellations	(9,862)	(7,402)	33.2%	(34,876)	(22,617)	54.2%
Net new recurring subscription sales	$15,409	$16,576	(7.0%)	$45,205	$57,539	(21.4%)
Non-recurring sales	$13,883	$14,679	(5.4%)	$44,687	$54,365	(17.8%)
Total gross sales	$39,154	$38,657	1.3%	$124,768	$134,521	(7.3%)
Total Index net sales	$29,292	$31,255	(6.3%)	$89,892	$111,904	(19.7%)

Analytics
New recurring subscription sales	$20,780	$18,787	10.6%	$56,137	$50,751	10.6%
Subscription cancellations	(10,307)	(7,543)	36.6%	(28,001)	(24,094)	16.2%
Net new recurring subscription sales	$10,473	$11,244	(6.9%)	$28,136	$26,657	5.5%
Non-recurring sales	$7,293	$3,206	127.5%	$13,812	$8,734	58.1%
Total gross sales	$28,073	$21,993	27.6%	$69,949	$59,485	17.6%
Total Analytics net sales	$17,766	$14,450	22.9%	$41,948	$35,391	18.5%

ESG and Climate
New recurring subscription sales	$9,333	$12,124	(23.0%)	$39,361	$38,497	2.2%
Subscription cancellations	(5,575)	(2,639)	111.3%	(17,496)	(7,331)	138.7%
Net new recurring subscription sales	$3,758	$9,485	(60.4%)	$21,865	$31,166	(29.8%)
Non-recurring sales	$2,345	$1,532	53.1%	$6,852	$4,066	68.5%
Total gross sales	$11,678	$13,656	(14.5%)	$46,213	$42,563	8.6%
Total ESG and Climate net sales	$6,103	$11,017	(44.6%)	$28,717	$35,232	(18.5%)

All Other - Private Assets
New recurring subscription sales	$9,959	$4,788	108.0%	$29,877	$14,746	102.6%
Subscription cancellations	(4,610)	(3,153)	46.2%	(15,112)	(8,634)	75.0%
Net new recurring subscription sales	$5,349	$1,635	227.2%	$14,765	$6,112	141.6%
Non-recurring sales	$520	$262	98.5%	$2,361	$1,069	120.9%
Total gross sales	$10,479	$5,050	107.5%	$32,238	$15,815	103.8%
Total All Other - Private Assets net sales	$5,869	$1,897	209.4%	$17,126	$7,181	138.5%

Consolidated
New recurring subscription sales	$65,343	$59,677	9.5%	$205,456	$184,150	11.6%
Subscription cancellations	(30,354)	(20,737)	46.4%	(95,485)	(62,676)	52.3%
Net new recurring subscription sales	$34,989	$38,940	(10.1%)	$109,971	$121,474	(9.5%)
Non-recurring sales	$24,041	$19,679	22.2%	$67,712	$68,234	(0.8%)
Total gross sales	$89,384	$79,356	12.6%	$273,168	$252,384	8.2%
Total net sales	$59,030	$58,619	0.7%	$177,683	$189,708	(6.3%)
A significant portion of MSCI’s operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.

Retention Rate
The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Index(1)	95.4%	96.2%	94.6%	96.1%
Analytics(1)	93.8%	95.1%	94.4%	94.8%
ESG and Climate(1)	93.0%	96.0%	92.7%	96.3%
All Other - Private Assets(1)	92.7%	91.3%	92.0%	92.1%

Total(1)	94.2%	95.4%	93.9%	95.4%
___________________________
(1)Retention rate for Index excluding the impact of the acquisition of Foxberry was 95.5% and 94.6% for the three and nine months ended September 30, 2024, respectively. Retention rate for Analytics excluding the impact of the acquisition of Fabric was 93.8% and 94.4% for the three and nine months ended September 30, 2024, respectively. Retention rate for ESG and Climate excluding the impact of the acquisition of Trove was 93.4% and 92.9% for the three and nine months ended September 30, 2024, respectively. Retention rate for All Other – Private Assets excluding the impact of the step acquisition of Burgiss was 92.2% and 90.7% for the three and nine months and year ended September 30, 2024, respectively. Total retention rate excluding the impact of the acquisitions of Foxberry, Fabric, Trove, and Burgiss was 94.4% and 94.0% for three and nine months and year ended September 30, 2024, respectively.
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
Senior Notes and Credit Agreement
As of September 30, 2024, we had an aggregate of $4,200.0 million in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of September 30, 2024 an aggregate of $311.9 million in outstanding borrowings under the revolving credit facility. See Note 8, “Debt” and Note 13, “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and revolving credit facility.
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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for four fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 4.00:1.00. As of September 30, 2024, our Consolidated Leverage Ratio was 2.39:1.00 and our Consolidated Interest Coverage Ratio was 9.79:1.00.

Share Repurchases
The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Nine months ended (in thousands except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
September 30, 2024	$500.52	880	$440,265
September 30, 2023	$468.26	980	$458,721
___________________________
(1)The values in this column exclude the 1% excise tax incurred on share repurchases. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statement of Shareholders’ Equity (Deficit).
As of September 30, 2024, there was $405.4 million of available authorization remaining under the 2022 Repurchase Program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On October 28, 2024, the Board of Directors declared a quarterly cash dividend of $1.60 per share for the three months ending December 31, 2024. The fourth quarter 2024 dividend is payable on November 29, 2024 to shareholders of record as of the close of trading on November 15, 2024.
Cash Flows
The following table presents the Company’s cash and cash equivalents, including restricted cash, as of the dates indicated:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents (includes restricted cash of $3,909 and $3,878 at September 30, 2024 and December 31, 2023, respectively)	$500,979	$461,693
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of September 30, 2024 and December 31, 2023, $244.0 million and $285.2 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$1,070,994	$847,076
Net cash (used in) investing activities	(107,522)	(69,411)
Net cash (used in) provided by financing activities	(926,125)	(842,364)
Effect of exchange rate changes	1,939	(313)
Net increase (decrease) in cash, cash equivalents and restricted cash	$39,286	$(65,012)
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
Cash Flows From Financing Activities
The year-over-year change was primarily driven by the repayment of outstanding balances under our Revolving Credit Facility and higher dividend payments.
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2024 and 2023, 16.6% and 17.0%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 16.6% of non-U.S. dollar exposure for the nine months ended September 30, 2024, 42.2% was in Euros, 32.9% was in British pounds sterling and 17.7% was in Japanese yen. Of the 17.0% of non-U.S. dollar exposure for the nine months ended September 30, 2023, 41.7% was in Euros, 32.5% was in British pounds sterling and 17.6% was in Japanese yen.
Revenues from asset-based fees represented 22.8% and 22.4% of operating revenues for the nine months ended September 30, 2024 and 2023, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 41.8% and 43.4% of our operating expenses for the nine months ended September 30, 2024 and 2023, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Mexican pesos and Swiss francs.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts, and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $5.0 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Various lawsuits, arbitrations, claims, government inquiries, requests for information, regulatory investigations, examinations, inspections, other proceedings and subpoenas have been or may be instituted or asserted against the Company in the ordinary course of business. While the potential losses could be substantial, due to uncertainties surrounding the potential outcomes, management cannot currently reasonably estimate the possible loss or range of loss that may arise from these matters. Consequently, it is possible that MSCI’s business, operating results, financial condition or cash flows in a particular period could be materially affected by these matters. However, based on facts currently available, we believe that the disposition of matters that are currently pending or asserted will not, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of equity securities during the three months ended September 30, 2024.
The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended September 30, 2024.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2024 - July 31, 2024	151,620	$504.62	151,361	$527,786,000
August 1, 2024 - August 31, 2024	210,822	$533.04	210,269	$415,710,000
September 1, 2024 - September 30, 2024	19,355	$549.16	18,767	$405,412,000
Total	381,797	$522.57	380,397	$405,412,000
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
Item 5.    Other Information
During the three months ended September 30, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6.    Exhibits
EXHIBIT INDEX

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 9, 2024 and incorporated by reference herein)

†	10.1	MSCI Inc. Executive Committee Stock Ownership Guidelines

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
*Filed herewith.
**Furnished herewith.
†    Indicates a management compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 31, 2024

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)