Form 10-K
period 2024-12-31
MSCI Inc.
filed 2025-02-07
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on June 30, 2024) was $36,725,364,815. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
As of January 31, 2025, there were 77,651,999 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
Documents incorporated by reference: Portions of the registrant’s proxy statement for its 2025 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2024, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024
Except as the context otherwise indicates, the terms “MSCI,” the “Company,” “we,” “our” and “us” refer to MSCI Inc. together with its subsidiaries.
This Annual Report on Form 10-K contains trademarks, service marks and trade names owned by us, as well as those owned by others. MSCI, Barra, RiskMetrics, Real Capital Analytics and other MSCI brands and product names are the trademarks, service marks or registered trademarks of MSCI, its subsidiaries or licensors in the United States and/or other jurisdictions.

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

PART I
Item 1.    Business
Overview
We are a leading provider of critical decision support tools and solutions for the global investment community. Our mission-critical offerings help investors navigate the complexities of a dynamic and evolving investment landscape. Leveraging our deep knowledge of the global investment process and our expertise in research, data and technology, we enable our clients to understand and analyze key drivers of risk and return and build portfolios more effectively.
Investors all over the world use our research-driven and technology-enabled tools and solutions to gain insights and improve transparency throughout their investment processes. Our tools and solutions help investors define their investment universe; inform and analyze their asset allocation and portfolio construction decisions; measure and manage portfolio performance and risk; implement sustainability and climate-focused investment strategies; conduct performance attribution; construct and manage exchange-traded funds (“ETFs”) and other indexed financial products; and facilitate reporting to stakeholders.
Our products and services include indexes; portfolio construction and risk management tools; sustainability and climate solutions; and private asset data and analytics. We are focused on leveraging advanced technologies, including using artificial intelligence (“AI”) to enhance our products and services.
Our client-centric focus and deep understanding of client needs, challenges and goals help us anticipate and respond to industry trends. In order to most effectively serve our clients, we are committed to advancing an integrated approach to our offerings, delivering service excellence, providing innovative research and content, and making our solutions available through flexible, cutting-edge technology.
Clients
Our clients comprise a wide spectrum of the global investment industry and include the following key client types:
•Asset owners, including pension funds, endowments, foundations, central banks, sovereign wealth funds, family offices and insurance companies
•Asset managers, including managers of institutional funds and accounts, mutual funds, hedge funds, ETFs, insurance products, private banking products and real estate investment trusts
•Financial intermediaries, including banks, broker-dealers, exchanges, custodians, trust companies, fund administrators and investment consultants
•Wealth managers, including large wealth management organizations, robo-advisors and self-directed brokerages
•Real Estate Professionals, including brokers, agents, developers, lenders and appraisers
•Corporates, including public and private companies and their advisors
As of December 31, 2024, we served approximately 7,100 clients1 in more than 100 countries. For the year ended December 31, 2024, our largest client organization by revenue, BlackRock, accounted for 10.2% of our consolidated operating revenues, with 96.1% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs and non-ETF products that are based on our indexes.
Industry Trends and Competitive Advantages
We believe we are strongly positioned to benefit from emerging trends and to help our clients adapt to a rapidly evolving investment industry. Investing has grown in complexity, with more choices across asset classes, security types and geographies, and a wider array of risks and opportunities. In addition, the construction and management of investment portfolios are becoming increasingly outcome-oriented, rules-based and technology-driven. As a result, the investment process is transforming, which is reflected in several key trends:
•Changing client strategies and operating models, influenced by fee compression, changing demographics, the regulatory environment and shifting economic outlooks;
1 Reflects the aggregation of all related client entities under their respective parent client entity. At acquisition, we align an acquired company’s client count to our methodology.

•Use of global, multi-asset-class and other complex strategies, including incorporating private asset and factor exposure objectives, as investors seek specific and unique outcomes;
•The need for high-quality data, insightful models and timely research, particularly during times of volatility and uncertainty;
•Integration of sustainability and climate considerations into investment processes, reporting and products;
•Growth of indexed investing through products such as ETFs, mutual funds, annuities and Undertakings for Collective Investment in Transferable Securities (“UCITS funds”), as well as indexed derivatives such as futures, options, structured products and over-the-counter swaps;
•Allocation of capital to private assets and desire for greater transparency into the drivers of private asset performance;
•Growing disclosure requirements that necessitate high-quality data and streamlined reporting solutions;
•Demand for data and tools that support customized portfolio construction and specialized preferences and objectives; and
•Use of advanced technologies, including AI, to enhance products, improve analytics, collect and evaluate data, improve client experiences, streamline operations and gain competitive advantages.
We believe the following competitive advantages position us well to meet client demands in light of these trends:
•Differentiated research-enhanced content provides our clients with insights to better navigate a complex, fast-changing investment landscape. We are continually developing a wide range of differentiated content and have amassed an extensive database of global market data; proprietary index data; sustainability and climate data and metrics; factor models; private asset performance, transaction and benchmark data, including fund-and asset-level data; and risk algorithms, all of which can be critical to our clients’ investment processes.
•Client-centricity allows us to build strong client relationships globally and better understand and service our clients’ needs. Our client coverage team develops and maintains strong and trusted relationships with senior executives and investment professionals. We regularly consult with clients and other market participants to discuss their needs, investment trends and implications for our research, product development and client servicing goals.
•Strong product innovation, supported by flexible and scalable technology developed by our global team of sophisticated technology and data professionals, enables clients to use MSCI, third-party and their own content efficiently and cost-effectively. Our commitment to open and flexible technology allows us to process data more efficiently and deliver advanced platform flexibility, integrating easily into our clients’ workflows. We also partner with global technology companies to accelerate the development of generative AI solutions to help our clients build better portfolios with data-driven insights.
Strategy
We provide critical tools and solutions that enable investors to navigate the complexities of the investment industry, better understand drivers of performance and risk, and build portfolios more effectively and efficiently to achieve their investment objectives. We are focused on the following key initiatives to deliver actionable and integrated client solutions:
•Extend leadership in research-enhanced content across asset classes. We aim to develop innovative solutions that incorporate proprietary and differentiated content. In addition to enhancing our position as a leading provider of tools and solutions for equity investors globally, we also prioritize enhancing our content for other asset classes and strategies, including private assets, sustainability and climate, thematics, factors, fixed income and liquidity, all of which we believe represent significant growth opportunities.
•Lead the enablement of sustainability and climate investment integration by delivering data, insights and applications that help clients identify, assess and manage financially material sustainability risks and opportunities. MSCI’s research, tools and solutions aim to provide the transparency our clients need to integrate sustainability and climate risks and opportunities into their investment processes. We also utilize our sustainability and climate data and research in our index, analytics and private asset offerings.
•Enhance distribution and content-enabling technology. We are developing advanced technology to drive efficiency, accelerate innovation and enhance client experiences. We increasingly utilize proprietary and third-party technologies, including AI, to enhance our ability to gather and analyze data, create content and automate and enhance the efficiency of many of our processes. Our open-architecture Investment Solutions as a Service (“ISaaS”) offerings include MSCI ONE, an integrated platform that provides access to investment content across a number of our products and solutions. These types of offerings help us deliver MSCI content and solutions to our clients at scale.
•Expand solutions that empower client customization. We aim to further enhance how we support our clients’ investment objectives by offering solutions that allow clients to reflect their customized preferences. We are expanding solutions that enable clients to tailor their unique risk and return preferences, sustainability goals and investment strategies across asset classes, geographies and themes, to meet their diverse and evolving needs.
•Strengthen client relationships and expand our presence in key geographic areas. We aim to be a strategic partner to members of the investment community by anticipating their needs, promoting the full breadth of our tools, data and solutions, and building a seamless experience across our offerings. Our client coverage team, including dedicated account managers, ensures that we are engaging with our clients in a holistic and integrated manner. We are expanding into new geographies, tailoring products to meet local market needs and unlocking opportunities with both emerging and established client segments.
•Execute strategic partnerships and acquisitions with complementary data, content and technology companies. We regularly evaluate and selectively pursue strategic partnerships with, and acquisitions of, providers of unique and differentiated data, content, products and technologies that we believe can enhance or expand our offerings and client base. We target acquisitions and strategic relationships that can be efficiently integrated. Recent acquisitions include Fabric, a wealth technology platform for portfolio design and analytics, and Foxberry, a provider of index technology, which strengthen our wealth management and index customization capabilities, respectively. In 2024, we also entered into a strategic partnership with Moody’s Corporation to leverage our sustainability data and gain access to Moody’s private company database to extend our private company sustainability coverage.
Financial Model
We have an attractive financial model due to our recurring revenue and strong cash generation. Clients purchase our products and services primarily through recurring fixed and variable fee arrangements, which historically have delivered stable revenue and predictable cash flows. Our disciplined capital-allocation policy provides us with flexibility to balance internal resources and investment needs, acquisitions and shareholder returns through dividends and opportunistic share repurchases.
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 1, “Introduction and Basis of Presentation—Significant Accounting Policies—Revenue Recognition,” of the Notes to the Consolidated Financial Statements included herein for information on how we generate revenue and our revenue recognition policy.
Segments

For the year ended December 31, 2024, we had the following five operating segments: Index, Analytics, ESG and Climate, Real Assets and Private Capital Solutions, which are presented as the following three reportable segments: Index, Analytics, and ESG and Climate. For reporting purposes, the Real Assets and Private Capital Solutions operating segments are combined and presented as All Other – Private Assets, as they did not meet the required thresholds for separate reportable segment disclosure.
Index
Clients use our indexes in many areas of the investment process, including for developing indexed financial products (e.g., ETFs, mutual funds, annuities, futures, options, structured products, over-the-counter derivatives), performance benchmarking, portfolio construction and rebalancing, and asset allocation. They can access our index data directly from MSCI or through third-party vendors worldwide.
Our index product offerings include:
•MSCI Global Equity Indexes. MSCI Global Equity Indexes are designed to measure returns across a wide variety of equity markets, size segments, sectors and industries. As of December 31, 2024, we calculated indexes that covered more than 80 developed, emerging, frontier and standalone equity markets, as well as various regional indexes built from the component indexes.
•ESG and Climate Indexes. ESG and Climate Indexes are constructed from underlying MSCI indexes by applying additional data from our ESG and Climate segment to the eligibility, weighting or other index construction criteria.
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
•Client-Designed Indexes. Client-Designed Indexes are calculated by applying additional criteria supplied by a client – such as stock exclusion lists, currency hedging rules, tax rates or special weighting – to an MSCI index. Investors with unique index requirements can design an index to meet their specific needs and update the index design over time to support their evolving investment strategies.
•Fixed Income Indexes. Fixed Income Indexes include both investment grade and high-yield securities across a number of currencies that reflect the performance of credit markets generally, or specific investment strategies, including climate-focused or factor strategies.
•Real Assets Indexes. Real Assets Indexes provide transparency and insight into real asset strategies, including performance of portfolios across private real estate investments, REITs and others. Our Real Assets Index products are reported under All Other – Private Assets.
•Private Capital Indexes. Private Capital Indexes encompass the full spectrum of private asset classes, including private equity, private credit, private real estate, private infrastructure and private natural resources and aim to meet investor needs in private markets, with high quality data and consistent performance measurement of private capital funds. Our Private Capital Index products are reported under All Other – Private Assets.
Our Index segment also includes revenues from licenses of GICS Direct, the global industry classification standard jointly developed and maintained by MSCI and S&P Dow Jones Indices, a division of S&P Global Inc. GICS is widely accepted as an industry analysis framework for investment research, portfolio management and asset allocation. GICS Direct is a dataset comprised of companies and securities classified by sector, industry group, industry and sub-industry in accordance with the proprietary GICS methodology. The MSCI Sector Indexes are comprised of GICS sector, industry group, and industry indexes across countries and regions in Developed, Emerging and select Frontier markets.
For the year ended December 31, 2024, 55.9% of our revenues were attributable to our Index segment. A majority of those revenues were attributable to annual, recurring subscriptions. A portion of our revenues comes from clients who use our indexes as the basis for indexed investment products. Such fees are primarily based on a client’s assets under management (“AUM”) or trading volumes and are referred to herein as asset-based fees. Since market movement and investment trends impact our asset-based fees, our revenues from asset-based fees are subject to volatility. For the year ended December 31, 2024, asset-based fees accounted for 41.2% of the total revenues for our Index segment.
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
Our Analytics tools and capabilities include the following: models to support factor-based analytics (e.g., Barra equity models and fixed income and multi-asset class (“MAC”) models), pricing models and single security analytics, time series-based analytics, stress testing, performance attribution, portfolio optimization and liquidity risk analytics, as well as underlying inputs such as interest rate and credit curves. We continue to develop new and improved tools and capabilities in response to the evolving needs of our clients. In addition, our analytics capabilities are helping fuel growth in key areas across our business, such as our factor indexes and climate risk reporting solutions.
Our clients can access our Analytics tools and content through our proprietary applications and APIs, third-party applications or directly through their own platforms. Our Analytics solutions provide clients with tools to construct and manage portfolios, including integrated market data from multiple third parties as well as content from MSCI’s other segments, which significantly reduces the operational burden on clients to independently source this information and populate it in our Analytics products. Our key Analytics products include:
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
•AI Portfolio Insights. Our AI Portfolio Insights offering calculates, stores, and delivers a broad range of risk, performance, climate, and sustainability measures to help investors identify trends and respond to market changes. The tool features a generative AI-powered chatbot to deliver risk and performance insights and is designed to enhance speed, efficiency and collaboration.
•MSCI Wealth Manager. MSCI Wealth Manager, formerly known as Fabric, offers a technology platform for wealth managers for portfolio design, customization and analytics, integrated with MSCI’s indexes, sustainability data and private asset insights.
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
For the year ended December 31, 2024, 23.6% of our revenues were attributable to our Analytics segment.
ESG and Climate
The ESG and Climate segment2 offers products and services that help institutional investors understand how sustainability considerations can impact the long-term risk and return of their portfolio and individual security-level investments. We provide data, ratings, research and tools to help investors navigate increasing regulation, meet new client demands and better integrate sustainability and climate considerations into their investment processes. Investors commonly use our ESG and Climate solutions, including MSCI ESG Ratings, to help assess sustainability-related financial risks in their investment processes and to help inform their investment decisions.
Our ESG and Climate research team analyzes over 10,0003 entities worldwide, and we will continue to expand and deepen our coverage to help investors and others in their asset allocation, portfolio construction and risk management processes. Clients include global asset managers, leading asset owners, wealth managers, banks, insurers, consultants, advisers, regulators, central banks and corporates.
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
•MSCI ESG Business Involvement Screening Research. MSCI ESG Business Involvement Screening Research is a screening service that enables institutional investors to manage ESG standards and restrictions reliably and
2 Products and services in our ESG and Climate segment are provided by MSCI ESG Research LLC, a wholly owned subsidiary of MSCI Inc. that is registered with the U.S. Securities and Exchange Commission (SEC) as an Investment Adviser under the Investment Advisers Act of 1940. MSCI ESG Ratings are used as an input in the construction and calculation of MSCI ESG indexes, which are not subject to our SEC registration. MSCI indexes are products of MSCI Inc., and MSCI Limited and MSCI Deutschland GmbH are the benchmark administrators.
3 Does not include subsidiary-level companies.

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
•MSCI Sustainability and Climate Regulatory Solutions. MSCI Sustainability and Climate Regulatory Solutions help investors and other capital-markets participants stay informed of sustainability and climate regulatory requirements and simplify reporting, with tools to support mandatory and voluntary disclosures.
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
For a description of regulation applicable to MSCI ESG Research LLC, see “—Regulation” below.
For the year ended December 31, 2024, 11.4% of our revenues were attributable to our ESG and Climate segment.
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
•Property Intel. Our Property Intel offering provides web-based services for the analysis of commercial real estate in the Nordics and offers extensive information on rental levels, property holdings, transactions, ownership, occupiers, footfall, lease data and the ability to simulate market values.
Our Private Capital Solutions offerings include:
•Private i Platform. The Private i Platform merges analytical tools and powerful reporting to help investment, risk and operations teams consistently and accurately monitor, measure and report on their private asset portfolios and associated investment activity.

•Total Plan Platform. The Total Plan Platform is an industry-leading, multi-asset class investment analytics platform. It provides a comprehensive view of the drivers of performance and risk in both public and private investments in total portfolios.
•Carbon Footprinting of Private Equity and Debt Funds. Carbon Footprinting of Private Equity and Debt Funds offers extensive data and analytics for estimating and monitoring greenhouse gas emissions within private equity and debt portfolios.
•Transparency Data. Our Private Capital Transparency Data offering provides investment teams with information on the holdings of private capital funds that is gathered from original source documents provided by managers and augmented with extensive research.
•Universe Analytics. The Universe Analytics offering provides private capital performance data that is used by asset allocators as a source of official institutional benchmarks and as a basis for asset allocation, research, due diligence and compensation decisions.
For the year ended December 31, 2024, 9.0% of our revenues were attributable to our private assets offerings.
Research and Development
We apply an integrated team approach to developing content across our operating segments. Our research and development, product management, data operations and technology, and application development teams are at the center of this process. Our content is developed by a research and development team comprised of mathematicians, economists, statisticians, financial engineers, investment professionals and industry experts. Content created in one segment can often be used for the creation of products in another segment. For example, the MAC models created in our Analytics segment offer a view of risk across market and asset classes, including private assets, by incorporating content generated in our private assets offerings. In addition, our MSCI ESG and Climate indexes and our climate reporting analytics product are constructed using data from our ESG and Climate operating segment.
Through our relationships with the world’s largest investment institutions, we monitor investment trends and their drivers globally and support instrument valuation, risk modeling, portfolio construction, portfolio attribution, asset allocation and value-at-risk simulation. An important way we monitor global investment trends and their implications for our business is through direct public consultations and client advisory panels and through the forum provided by our Advisory Council, which discusses current and emerging investment industry trends and is comprised of senior investment professionals from around the world and senior members of our research and development team.
Technology
Technology plays a pivotal role in our operations and our ability to innovate and launch products and services. Current areas of focus include:
•Improving the client experience by enhancing the way clients access, interact with and use our data, applications and other tools. We continue to develop and launch open-architecture offerings and improve integration with clients’ ecosystems via APIs.
•Advancing data processing through data science, machine learning and AI. These technologies enable more efficient data collection, enhance content and support quality-control processes, allowing us to scale operations and enhance our products. AI is also central to developing new solutions like AI Portfolio Insights and GeoSpatial Asset Intelligence, which provide innovative ways for clients to analyze portfolios and assess risks.
•Enhancing information security by further strengthening our technology infrastructure and software security processes. We implement upgrades and maintain processes designed to reduce cyber risk and improve employee awareness of cyber and information security issues through training.
•Modernizing our workplace to better support a remote and hybrid workforce that can collaborate and productively work from anywhere.
•Migrating products, data and services onto cloud platforms to reduce data center risks and accelerate the delivery of new capabilities that help clients more efficiently manage data and understand drivers of risk and performance.
Competition
Index. Many industry participants compete with us by offering one or more indexes in similar categories. Such indexes vary widely in scope, including by geographic region, business sector and weighting methodology, and may be used by clients in a variety of ways in many different markets around the world. Among our Index competitors are S&P Dow Jones Indices LLC (a joint venture of S&P Global Inc. and CME Group Inc.); FTSE Russell, a subsidiary of the London Stock Exchange Group plc; Nasdaq Inc; Bloomberg Finance L.P. (“Bloomberg”); and Solactive AG.
Competition also exists from industry participants, including asset managers and investment banks, that create their own indexes, often in cooperation with index providers who provide some form of calculation agent service. Some asset managers also manage funds, including ETFs, based on their proprietary indexes, and some investment banks launch structured products or create over-the-counter derivatives based on their proprietary indexes. This is often referred to as self-indexing.
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
ESG and Climate. Our ESG and Climate offerings compete with a growing number of companies that issue ESG and climate data, ratings or research. For example, our ESG and Climate offerings compete with those from a range of competitors, including Sustainalytics Holding B.V. (a part of Morningstar, Inc.), Institutional Shareholder Services Inc. (majority owned by Deutsche Börse AG), S&P Global Inc., Refinitiv (a London Stock Exchange Group business) and Bloomberg.
All Other – Private Assets. We have a variety of competitors for our offerings that provide data, market intelligence, indexes, and performance and risk attribution services relating to private assets. Our private assets data and analytics products also compete with a variety of products and tools that provide transaction-, fund- and asset-level data for private assets and across asset classes.
Intellectual Property, Other Proprietary Rights and Sources of Data
We consider many aspects of our offerings, processes and services to be proprietary. We have registered “MSCI” and other marks as trademarks or service marks in the United States and in certain other countries. We will continue to evaluate the registration of additional trademarks and service marks as appropriate. We have also at times filed patent applications to seek to protect our proprietary rights. Additionally, many of our offerings, processes and services require the use of intellectual property that we license for use from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our offerings and services. Our ownership and protection of intellectual property and other proprietary rights and our ability to obtain the rights to use third-party intellectual property are important to our business and contribute in part to our overall success.
In addition to our intellectual property, we rely on third-party data to create and deliver our products and services. For example, we require certain stock exchange data to construct equity indexes. Termination of or disputes regarding our rights to receive or use such data could limit the information available for us to use or distribute in connection with our products and services.
Corporate Responsibility
As a leader in providing sustainability and climate solutions to investors, we aim to demonstrate leading corporate responsibility practices that benefit our business and align with practices meaningful to our stakeholders, including our clients, employees and shareholders. The Governance and Corporate Responsibility Committee of our Board of Directors (“Board”) oversees our corporate responsibility strategy and activities and receives regular updates from MSCI management.
We are committed to reporting on our corporate responsibility efforts. We have published reports aligned with a number of international frameworks, including the “Carbon Disclosure Project (CDP),” the Task Force on Climate-related Financial Disclosures (TCFD) and the Sustainability Accounting Standard Board (SASB).
Additional information on our corporate responsibility efforts can be found on our website at https://www.msci.com/who-we-are/corporate-responsibility. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.
Human Capital Management
MSCI is committed to creating a performance culture and meritocracy with a high degree of employee engagement. Our talent and leadership development programs are designed to ensure we have the best people with the necessary skills to deliver on MSCI’s strategy, facilitated by a culture of inclusion where all employees are able to perform their best.
The Compensation, Talent and Culture Committee of our Board has oversight over talent management matters, including efforts relating to succession/progression planning, career progression and retention strategies, and learning and leadership development. In addition, this Committee oversees efforts relating to our corporate culture, such as our employee engagement and inclusion strategies. Our management reports to our Board regularly on our work towards enhancing corporate culture and our talent management strategies. We also regularly engage with our shareholders on these aspects of our human capital management strategies.
The Board regularly reviews our executive talent, including our current leadership bench and succession/progression planning efforts relating to our entire executive team. Our Chief Executive Officer and our President and Chief Operating Officer also meet regularly with the heads of our functions to review talent plans and identify top talent with the most immediate or near-term potential to progress to the senior-most roles at MSCI.
MSCI is a global company with an extensive footprint around the world. As of December 31, 2024, we employed 6,132 people, of which 50.0% of MSCI employees were located in the Asia Pacific region, 24.9% in Europe, Middle East and Africa, 17.0% in the U.S. and Canada, and 8.1% in Mexico and Brazil. For the one-year period ended December 31, 2024, voluntary turnover was 7.5% and involuntary turnover was 3.6%.
Inclusion and Belonging
Fostering inclusivity is a core value of MSCI. We strive to empower our people to maximize their potential in an inclusive environment. Our performance culture and meritocracy are supported by the belief that all of our people will perform their best when they feel included and valued.
As of December 31, 2024, individuals who self-identify as female represented 37.2% of our global employees and 27.0% of our global employees in management roles4, and individuals who self-identify as male represented 59.6% of our global employees. As of December 31, 2024, individuals who self-identify as people of color (defined as those who self-identify as Asian, Black or African American, Hispanic or Latino, American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander or two or more races) represented 34.9% of our U.S. employees and 34.0% of our U.S. employees in management roles. Approximately 27.8% of our U.S. employees and 20.9% of our U.S. employees in management roles did not self-report or self-identify race and ethnicity status. The U.S. represents 16.2% of our global workforce.
Our most recent EEO-1 consolidated reports and additional information can be found on our website at https://www.msci.com/who-we-are/corporate-responsibility/sustainability-reports-policies. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.
Compensation, Benefits and Hybrid Work
We offer a broad range of highly competitive compensation and benefits programs to our employees and their families, including same-sex domestic partners. These programs include health and welfare benefits; caregiver leave policies; contributions to defined contribution and defined benefit pensions plans globally and health savings accounts in the U.S.; life insurance; a global wellness initiative; presentations on well-being topics; ergonomic equipment and desk assessments; and wellness rooms in all MSCI office locations.
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
Senior employees and select other employees are eligible to participate in the MSCI Long-Term Incentive Program (“LTIP”) with awards of MSCI common stock that vest over a multi-year period. The LTIP is designed to align the interests of eligible employees with those of shareholders, enhance an “owner-operator” philosophy and retain key talent.
Since January 2022, we have been operating according to a hybrid-work initiative called the Future of Work at MSCI. For most of our employees, the Future of Work allows employees to work at times at the office and other times remotely, depending on the requirements of a specific role and the needs of our clients. Our Future of Work model has helped to attract and retain talent and has contributed to employee engagement and satisfaction.
Cultivating Talent and Employee Engagement
MSCI is committed to investing in employee learning and development. We offer tools and workshops to help employees grow their skills, receive feedback and coaching, deliver on their goals, and plan their careers. Our learning tools cover a wide range of topics, with options for self-paced and longer-term career development opportunities.
4 For this purpose, “management roles” refers to employees in Managing Director, Executive Director or Vice President roles.

MSCI conducts an employee engagement survey at least annually that measures whether our approaches to performance, growth and career development are driving employee engagement. Managers receive anonymous feedback and are accountable for improving the work environment. In our December 2024 employee engagement survey, we achieved a 85% response rate, and the percentage of respondents characterized as fully engaged was 76%, among the highest since we implemented the engagement survey.
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
We have taken numerous steps to support our employees, including supporting a hybrid work environment for most employees, enhancing our sick leave policies, engaging with external health and ergonomics consultants and increasing the use of technology to allow our employees to remain fully engaged, productive and well.
Regulation
We are subject to existing and evolving laws and regulations in the jurisdictions where we operate, which may increase costs or legal risks, or affect our operations, products and services.
The Company is subject to reporting, disclosure and recordkeeping obligations pursuant to SEC requirements applicable to U.S. public companies.
The United Kingdom’s Financial Conduct Authority (“UK FCA”) authorized MSCI Limited (a subsidiary of MSCI Inc.) to be the benchmark administrator for applicable MSCI indexes. In addition, MSCI Deutschland GmbH (a subsidiary of MSCI Inc.) is authorized by Germany’s Federal Financial Supervisory Authority (BaFin) as an EU benchmark administrator for applicable MSCI indexes. Information about index regulation is periodically updated on our website at https://www.msci.com/index-regulation. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.
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
MSCI ESG Ratings and Research Pvt. Ltd (a subsidiary of MSCI Inc.) is registered with the Securities and Exchange Board of India (SEBI) as an ESG Ratings Provider.
A subsidiary of the Company is registered with the State Council Information Office of the Ministry of Commerce and the State Administration for Industry and Commerce in China as a foreign institution supplying financial information services in China. This license is currently administered by the Cyberspace Administration of China.
Information About Our Executive Officers

Name	Age	Position
Henry A. Fernandez	66	Chairman and Chief Executive Officer
C.D. Baer Pettit	60	Director, President and Chief Operating Officer
Andrew C. Wiechmann	45	Chief Financial Officer
Robert J. Gutowski	57	General Counsel and Head of Corporate Affairs
Scott A. Crum	68	Chief Human Resources Officer
There are no family relationships between any of our executive officers and any director or other executive officer of the Company.

Henry A. Fernandez
Mr. Fernandez has served as Chairman of the Company’s Board since October 2007 and as Chief Executive Officer and a director since 1998. He served as head of the MSCI business from 1996 to 1998 and as President from 1998 to October 2017. MSCI was previously a business unit within Morgan Stanley prior to its IPO in 2007. Before leading MSCI, he was a Managing Director at Morgan Stanley, where he worked from 1983 to 1991 and from 1994 to 2007, in emerging markets business strategy, equity derivatives sales and trading, mergers and acquisitions, and corporate and mortgage finance. Mr. Fernandez also serves on boards of directors/trustees at Royalty Pharma plc, Stanford University, King Abdullah University of Science and Technology and its affiliate, KIMC, Memorial Sloan-Kettering Cancer Center and the Foreign Policy Association. Mr. Fernandez previously served on the boards of trustees at Georgetown University, the Trinity School, The Browning School and MexDer (Mexican Derivatives Exchange) and was the Chair of the Advisory Council at the Stanford University Graduate School of Business. He holds a Bachelor of Arts in economics from Georgetown University, an M.B.A. from the Stanford University Graduate School of Business and pursued doctoral studies in economics at Princeton University.
C.D. Baer Pettit
Mr. Pettit has served as the Company’s President since October 2017, the Company’s Chief Operating Officer since January 2020 and a Director on the Company’s Board since January 2023. As President and Chief Operating Officer, Mr. Pettit oversees the Company's business functions, including client coverage, marketing, product management, research and development, technology and operations. He previously served as Chief Operating Officer from 2015 to 2017, Head of the Product Group from February 2015 to September 2015, Head of Index Products from 2011 to 2015, Head of Marketing from 2005 to 2012 and Head of Client Coverage from 2001 to 2012. Prior to joining MSCI, Mr. Pettit worked for Bloomberg L.P. from 1992 to 1999. Mr. Pettit holds a Master of Arts degree in history from Cambridge University and a Master of Science degree from the School of Foreign Service at Georgetown University.
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
Robert J. Gutowski
Mr. Gutowski has served as the Company’s General Counsel since January 2020 and the Company’s Head of Corporate Affairs since July 2024. In this capacity he oversees the firm’s legal; compliance; corporate affairs; government and regulatory affairs; corporate responsibility; and internal audit functions. Mr. Gutowski previously served as the Company’s Deputy General Counsel and the Head of Compliance from 2010 to 2019 and the Head of Internal Audit from 2012 to 2019. He joined MSCI in 2002. Prior to joining MSCI, he was an attorney in private practice at Rogers & Wells LLP and Clifford Chance LLP, focused on financial services, corporate and intellectual property matters. He received his B.A. from Georgetown University and his J.D. from the State University of New York at Buffalo Law School.
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
We also use our investor relations website ir.msci.com and our social media outlets, such as LinkedIn or X (@MSCI_Inc), as channels of distribution of Company information. The information we post through these channels may be deemed material.
Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by visiting the “Email Alerts” on our investor relations homepage at https://ir.msci.com/email-alerts. The contents of our website, including our investor relations website, and our social media channels are not, however, a part of or incorporated by reference in this Annual Report on Form 10-K.

Item 1A.    Risk Factors
You should carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected. You should read the section titled “Forward-Looking Statements” on page 1 for a description of the types of statements that are considered forward-looking statements, as well as the significance of such statements in the context of this Annual Report on Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, which discuss factors that could materially affect our future results.
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:
•Our dependence on third parties to supply us with data, applications and services and to distribute our products;
•Undetected errors, defects, malfunctions or similar problems leading to increased costs or liability;
•Our exposure to potential reputational and credibility concerns;
•The possibility that our clients seek to negotiate lower asset-based fees or cease using our indexes as the basis for indexed investment products;
•Cancellations or reductions by our clients or reduced demand for our products or services;
•The impact of failures, disruptions, instability or vulnerabilities in our information technology systems, networks or applications;
•Our inability to ensure and protect the confidentiality of data;
•Our exposure to security incidents including cyber-attacks or failures of our plans, systems, networks or procedures;
•Unanticipated failures, interruptions or delays in the performance or delivery of our products as a result of the adoption of new technologies;
•Security vulnerabilities resulting from our use of open source code;
•Issues related to the use and development of AI resulting in reputational harm, competitive harm, regulatory scrutiny or legal liability;
•The impact of changes in economic conditions and the global capital markets, including those resulting from geopolitical events, adverse equity market conditions, volatility in the financial markets and evolving investment trends;
•The effects on us from competition and financial and budgetary pressures affecting our clients;
•Our need to successfully develop new and enhanced products and services in order to remain competitive;
•The impact of our global operations and any expansion and our exposure to additional issues from our increased global footprint;
•Failure to comply with laws, rules or regulations; changes to current laws, rules or regulations; or the introduction of new laws, rules or regulations relevant to our business;
•Inability to protect our intellectual property rights;
•Failure to attract, develop or retain qualified personnel;
•The impact of foreign currency exchange rate fluctuation;
•The impact of our indebtedness on our financial flexibility;
•The impact of changes in our credit ratings; and
•Our exposure to tax liabilities in various jurisdictions.
Operational Risks
We are dependent on third parties to supply data, applications and services for our products and services and are dependent on certain vendors to distribute our products. A refusal or failure by a key vendor to distribute our products; any loss of key third-

party suppliers of data, applications or services; a decline in the accuracy or quality of such data, applications or services; or any failure by us to comply with our suppliers’ or distributors’ licensing requirements could impair our ability to provide our products and services, which could have a material adverse effect on our business, financial condition or results of operations.
We rely on third-party suppliers of data, applications and services, including data from stock exchanges and other suppliers (collectively, “Vendor Products”), and depend on the accuracy and quality of Vendor Products and the ability and willingness of such suppliers to deliver, support, enhance and develop new products on a timely and cost-effective basis. Additionally, we rely on clients to supply us with certain data for our products and services, and depend on the delivery, accuracy, quality and accessibility of such data.
If Vendor Products include errors or design defects, are delayed, become incompatible with future versions of our products, are unavailable on acceptable terms or are not available at all, we may not be able to deliver our products and services. In addition, in the ordinary course of business, suppliers of Vendor Products are subject to various forms of cyber-attacks or other security incidents. Cyber-attacks, vulnerabilities in our suppliers’ software, systems or networks, failure of our suppliers’ safeguards, policies or procedures and other incidents related to our suppliers’ systems and networks may cause material interruptions or malfunctions in our or such suppliers’ websites, applications or data processing and delivery, or may compromise the confidentiality and integrity of affected information. In addition, certain of our suppliers are also our competitors, and they could change the terms of the data and products that they supply to us in order to gain competitive advantage against us.
Some of our agreements with third-party suppliers allow them to cancel on short notice, and from time to time we receive notices from third-party suppliers threatening to terminate the provision of their products or services to us, and some data suppliers have terminated the provision of their data to us. Termination of the provision of Vendor Products by one or more of our significant suppliers or exclusion from, or restricted use of, or litigation in connection with Vendor Products could decrease the data and materials available for us to use and deliver to our clients. In addition, some of our competitors could enter into exclusive contracts with our data suppliers, including with certain stock exchanges, which could preclude us from receiving certain data or other materials or restrict us in our use of such data or other materials. Such exclusive contracts could hinder our ability to create our products and services or to provide our clients with the data or other products or services they prefer.
Despite our efforts to comply with the licensing requirements of Vendor Products, there can be no assurance that third parties will not challenge our use, which could result in increased acquisition or licensing costs, loss of rights or costly legal actions. Our business could be materially adversely affected if we are unable to timely or effectively replace the data or functionality provided by Vendor Products that may become unavailable or fail to operate effectively for any reason. Our operating costs could increase if additional license fees are imposed, or current license fees increase or the efforts to incorporate enhancements to Vendor Products are substantial and we are unable to negotiate acceptable licensing arrangements with these suppliers or find alternative sources of equivalent products or services. If any of these risks materialize, they could have a material adverse effect on our business, financial condition or results of operations.
We also rely on third-party vendors, including some competitors, to distribute our data to clients. Should any of our key vendors refuse to distribute our data for any reason or require that we pay them new or additional fees in connection with the distribution of our data, we would need to find alternative ways to distribute our data, which could increase costs, disrupt operations and have a material adverse effect on our business, financial condition or results of operations.
If our products contain undetected errors or fail to perform properly due to defects, malfunctions or similar problems, we may face increased costs or liability, which could have a material adverse effect on our business, financial condition or results of operations.
Our products and services support the investment processes of our clients, which relate to, in the aggregate, trillions of dollars in assets. Products or services we develop or license have contained, and in the future may contain, undetected errors or defects. Use of our products or services as part of the investment process creates the risk that our clients, the parties whose assets are managed by our clients, investors in investment products linked to our indexes, the companies that we rate or assess in our sustainability and climate solutions or the shareholders of those companies, may pursue claims against us based on errors in our or third-party data, calculations, methodologies or analysis or a malfunction or failure in our systems, products or services.
Despite internal testing and in some cases testing or use by clients, our products or services have contained, and in the future may contain, errors in our or third-party data, calculations, methodologies or analysis, including serious defects or malfunctions. This risk may grow with the increase in the number, type and complexity of our products, such as complex client-designed indexes that may require unique and more manual implementation and maintenance. For instance, certain of our processes utilize manual data entry or collection, which increases the risk of human error. If we detect any errors before we release or deliver a product or service or publish a methodology or analysis, we might have to suspend or delay the product or service release or delivery for an extended period of time while we address the problem. We may not discover errors that affect our products or services or enhancements until after they are deployed, and we may need to provide enhancements or corrections to address such errors, and in certain cases it may be impracticable to do so. If undetected errors exist in our products or services, or if our products or services fail to perform properly due to defects, malfunctions or similar problems, it could result in harm to our brand or reputation, increased costs, lost sales and revenues, delays in commercial release, third-party claims, contractual disputes, negative publicity, delays in or loss of market acceptance of our products or services, license terminations or renegotiations or unexpected expenses and diversion of resources to remedy or mitigate such errors, defects or malfunctions. The realization of any of these events could materially adversely affect our business, financial condition or results of operations.
While we have provisions in our client contracts that are designed to limit our liability from claims brought by our clients or third parties relating to our products or services, these provisions could be invalidated or fail to adequately or effectively limit our liability. In addition, clients also increasingly require us to provide contractual assurances regarding our IT and operational risk management and security practices or policies, and many of our clients in the financial services sector are subject to regulations and requirements to adopt risk management processes to oversee their third-party relationships. Contractual disputes could result in the provision of credits, adverse monetary judgments and other penalties and damages. Any such claims brought against us, even if the outcome were to be ultimately favorable to us, would require attention of our management, personnel, financial and other resources and could have a negative impact on our reputation or pose a disruption to our normal business operations. In addition, the duration or outcome of such claims and lawsuits is difficult to predict, which could further exacerbate the adverse effect they may have on our business, financial condition or results of operations.
MSCI is exposed to potential reputational and credibility concerns, which could have a material adverse effect on our business, financial condition or results of operations.
To the extent that any of MSCI’s operating segments, product lines or MSCI as a whole suffers a reputational or other loss in credibility, it could have a material adverse effect on our business, financial condition or results of operations. Factors that have affected or could affect our credibility include: real or perceived conflicts of interest; the adequacy, completeness and editorial independence of our index composition and ESG rating and assessment processes and decisions; the influence, attempted influence or appearance of influence of third parties, including governments, politicians, political and other advocacy groups and large investors or asset owners, on our editorial decisions; the performance of companies relative to their ESG ratings, index inclusion, risk characteristics or other MSCI content or analytics; the timing and nature of changes to our indexes or ESG ratings and assessments; disagreement with our methodologies or models, including for calculating indexes, value-at-risk and other risk measures, climate metrics, and ESG ratings and assessments, data, information and analysis; and the accuracy and completeness of our or third-party data, including data voluntarily disclosed by the investment community, corporate issuers and others that is utilized in our products.
We may also face public or media scrutiny concerning politically or socially sensitive topics, which could lead to negative media coverage, reputational harm or increased government or regulatory scrutiny, even if such claims lack merit. Views expressed by the media, politicians, other government officials or representatives, regulators, political and other advocacy groups or other third parties regarding our company, our industry or our role in the investment process—including allegations or suggestions that we have biases, lack independence or encourage investment in, or divestment from, certain companies, countries or regions or in support of certain causes or trends—and the impact of political and geo-political tensions relating to countries, industries, companies or issues relevant to our products and services, such as the inclusion of certain Chinese companies in our indexes or the focus on ESG or sustainable investing and climate considerations, could negatively impact our reputation and credibility. Such negative attention or scrutiny could also increase the risk of shareholder activism, including proposals seeking changes to our governance practices, corporate strategy or product offerings.
In some cases, our sustainability and climate offerings, such as our country and company ESG ratings, our controversies assessments or our Net-Zero Tracker, may insert MSCI into a public spotlight or a public debate regarding the environment, climate change, social concerns, political issues, geo-political matters, governance practices or corporate responsibility. Scrutiny around ESG and climate topics has increased, with anti-ESG and anti-climate advocacy groups, political leaders and industry organizations criticizing ESG or climate-focused products and services. Anti-ESG and anti-climate sentiment may impact demand for our products, limit our ability to retain clients or lead to heightened scrutiny of our methodologies or content. Additionally, legislation, litigation, investigations or regulatory action or enforcement activities aimed at curbing ESG or climate investing practices or penalizing institutions perceived as prioritizing ESG or climate considerations could further increase reputational risks to us and reduce the marketability of our products.
In addition, increased regulatory and political focus on ESG and climate-related practices has impacted our clients. Certain of our clients use our ESG and climate data, tools and indexes to benchmark ESG investment performance and to construct and manage ETFs and other indexed financial products. These institutional investors are increasingly the subject of additional disclosure requirements, as well as media and political scrutiny, that are focused on preventing “greenwashing” (i.e., holding out an investment product as having “green” or “sustainable” characteristics when this is not, in fact, the case). Our products, and the use of our products by these institutions, could draw MSCI into debates about and criticisms of greenwashing.

Factors affecting our reputation and credibility also include perception of our own sustainability and corporate responsibility policies or practices, including as a result of failure to meet publicly disclosed sustainability-related targets or goals, failure to comply with mandatory sustainability disclosure requirements or misalignment with evolving market standards or the methodologies and standards used in our own products and ESG ratings. Certain of our own corporate responsibility policies and practices are based on third-party frameworks and stakeholder expectations, and our adherence to these frameworks may change due to business developments, policy changes or other factors, drawing scrutiny of our corporate responsibility policies and practices.
Scrutiny of MSCI competitors could also damage the reputation of the industries that we operate in and, therefore, harm the reputation of the Company or certain of our products. In addition, we believe that MSCI’s corporate culture and reputation positively contribute to our ability to attract and retain talent, and that reputational damage could negatively affect our hiring, employee engagement and retention. Damage to our reputation, brand or credibility could have a material adverse effect on our business, financial condition or results of operations.
Client Risks
Our clients that pay us a variable license fee (e.g., based on the assets under management or total expense ratio or trading volumes of an indexed investment product) may seek to negotiate a lower fee structure or may lower the total expense ratio of such products or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based or other variable fees and have a material adverse effect on our business, financial condition or results of operations.
A portion of our revenues are from asset-based fees or fees based on trading volumes and some of these revenue streams are concentrated in some of our largest clients, including BlackRock, and in our largest market, the U.S. Our clients may seek for a variety of reasons to negotiate to pay us lower asset-based fee percentages, which are sometimes calculated as a percentage of the relevant product’s total expense ratio (“TER”). Additionally, competition is intense among our clients that offer or manage indexed investment products, including ETFs, and low fees are one of the competitive differentiators. Where an investment product’s TER determines our fees, a reduction in the TER may negatively impact our revenues. Additionally, our clients, including our largest clients, may seek to renegotiate existing asset-based fee models with the objective of achieving lower fees, either on a rate basis or in aggregate, which may have a negative impact on our operating revenues.
Moreover, clients that have licensed our indexes to serve as the basis of indexed investment products are generally not required to continue to use our indexes. Clients that license our indexes to serve as the basis for listed futures and options contracts might also discontinue such contracts. Additionally, we have a differentiated licensing strategy for our indexes and from time to time experience faster growth from lower fee products, resulting in a lower average asset-based fee percentage from indexed investment products. While we aim to maximize the price and volume tradeoff over the long-term, there can be no assurance that we will be able to do so. Results for any given quarter could be materially adversely affected by stronger growth in assets in indexed investment products with lower-than-average fees not sufficiently offset by growth in assets in indexed investment products with higher-than-average fees. Our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations. Finally, to the extent that multiple investment products are based on the same index, (i) assets under management in one product could shift to products that pay MSCI lower fee levels, (ii) the products could compete for the same assets such that none of the products becomes large enough to be successful or sustained, or (iii) the failure or discontinuance of one product (e.g., derivatives used for hedging) could have a detrimental effect on the use of the other products (e.g., ETFs).
Cancellations or reductions by our clients could have a material adverse effect on our business, financial condition or results of operations.
A material portion of our revenues is concentrated in some of our largest clients. For the fiscal year ended December 31, 2024, our largest client organization by revenue, BlackRock, accounted for 10.2% of our consolidated operating revenues. For the fiscal year ended December 31, 2023, BlackRock accounted for 9.8% of our consolidated operating revenues. Our revenue growth depends on our ability to obtain new clients, quickly onboard our clients and deploy our products and services to them, sell additional services to existing clients and achieve and sustain a high level of renewal rates with respect to our existing licenses. Failure to achieve one or more of these objectives could have a material adverse effect on our business, financial condition or results of operations.
A client’s activity with us may decrease for a variety of reasons, including the client’s level of satisfaction with our products and services; the effectiveness of our support services; the pricing of our products and services; the pricing and quality of competing products or services; client events such as mergers, acquisitions, restructurings, or business closures; or the effects of changes in economic conditions and the global capital markets. In addition, demand for our products may be impacted by cyclical market changes, regulatory uncertainty and political scrutiny, which could negatively affect client adoption and our financial performance. If we experience significant cancelations or reductions in licenses, either individually or in the aggregate, and we are unsuccessful in replacing those licenses, our business, financial condition or results of operations could be materially adversely affected.

Our clients may become more self-sufficient, which may reduce demand for our products or services and materially adversely affect our business, financial condition or results of operations.
Our clients may internally develop certain functionality contained in the products or services they currently license from us. For example, a number of our clients have obtained regulatory clearance to create indexes for use as the basis of ETFs that they manage and others have invested in direct indexing strategies, allowing investors to purchase individual stocks making up an index rather than investing in a fund or ETF. Similarly, some of our clients who currently license our risk or sustainability and climate data to analyze their portfolio risk may develop their own tools to collect data and assess risk or embed sustainability considerations into their investment processes, making our products or services unnecessary for them. A growing number of asset managers and investment banks, in partnership with index providers that offer calculation agent services, or acting together with an industry group or association, have created or may create their own range of proprietary indexes, which they use to manage funds or as the basis of ETFs, structured products or over-the-counter derivatives. To the extent that our clients become more self-sufficient, demand for our products or services may be reduced, which could have a material adverse effect on our business, financial condition or results of operations.
Complex relationships with clients, competitors, investors and distributors could have a material adverse effect on our business, financial condition or results of operations.
We have complex relationships with various parties, including clients, shareholders, distributors of our content and competitors, which may present potential conflicts of interest that could adversely affect our business. Certain of our clients are also significant shareholders, competitors or distributors of our content, including some of our largest clients, such as BlackRock. This dynamic may introduce competitive pressures that could cause these clients to terminate all or a portion of the relationship and result in a loss of business or reduced revenue or influence our strategic decisions, such as whether to prioritize the client relationship over the development or enhancement of products that directly compete with those clients’ offerings.
Some of our products also relate to these parties. For example, our ESG ratings and other products assess companies, including clients, shareholders, distributors of our content and competitors. Additionally, our indexes may include or exclude companies that are clients, shareholders, distributors of our content or competitors. These determinations may create perceptions of bias, lack of independence or influence over our editorial decisions. Allegations of such influence or bias could undermine the perceived integrity of our products, leading to reputational harm, increased regulatory scrutiny or lower demand for our products.
While we have implemented policies and procedures designed to identify, mitigate and manage potential conflicts of interest, we may not be effective in all circumstances. The inability to adequately address these issues could lead to the loss of key clients, distributors or partners; diminished revenues; or harm to our reputation. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.
Technology Risks
Any failures, disruptions, instability or vulnerabilities in our information technology architecture, platforms, vendors and service providers, production and delivery systems, software, code, networks, the internet or other systems may disrupt our operations, cause our products or services to be unavailable or fail and impose delays or additional costs, or impose conditions or restrictions on our products or services and have a material adverse effect on our business, financial condition or results of operations.
We depend heavily on the capacity, reliability and security of our information technology systems, networks and platforms and their components, including our data centers, cloud providers and other third-party vendors and service providers, production and delivery systems as well as the internet, to create and deliver our products and service our clients. Our employees also depend on these systems, networks, platforms and providers for internal use. Factors affecting the availability of our products and services and our information technology systems and networks, such as loss of service, operational failures, human error, terrorist attacks, geopolitical instability, climate-related events (e.g., hurricanes, floods or other natural disasters), outbreak of pandemic or contagious disease, power loss, telecommunications failures, technical breakdowns, internet failures or cyber-attacks, could impair our or our third-party service provider systems’ operations or interrupt their availability for extended periods of time or impact the availability of our or our third-party service provider’s personnel. Our ability to effectively use the internet, including for remote work, may also be impaired due to infrastructure failures, service outages, cyber attacks or increased government regulation.
Disruptions, failures, or slowdowns in our operations, or those of our third-party vendors and service providers, could reduce confidence in our products and services, damage our brand and reputation, result in litigation, or negatively affect our ability to distribute products to clients, including managed services or real-time index data. While we generally perform cybersecurity due diligence on key vendors and service providers, our ability to monitor their practices is limited, and vulnerabilities or incidents affecting their software, systems, or networks could introduce risks to our operations. Additionally, newly acquired businesses may not have invested in technology and resilience to the same extent as we have, and integration of their systems could introduce vulnerabilities that impact us.
There is no assurance that we will be able to successfully defend against such disruptions or that our disaster recovery or business continuity plans, or those of our third-party service providers (including cloud providers), will be effective in mitigating the risks and associated costs, which could be exacerbated by our shift to an increasingly remote working environment. While we maintain insurance coverage intended to address certain aspects of cybersecurity and data protection risks, such coverage may not include, or may not be sufficient to cover, all or a majority of any costs or other losses resulting from cyber-attacks or other security incidents. Any of these factors could have a material impact on our business, financial condition, or results of operations.
Any failure to ensure and protect the confidentiality of data could have a material adverse effect on our business, financial condition or results of operations.
Many of our products, systems and processes involve the collection, retrieval, storage, transmission and processing of proprietary, third-party and client confidential information. We also handle personal information of our employees in connection with their employment. We rely on complex processes and IT controls along with policies, procedures and training to protect this information, including sensitive client data such as material non-public information and client portfolio data, against unauthorized access or disclosure. In addition, we believe that when we change the composition of our indexes or if we expect to change the methodologies that govern our indexes, in some cases, those changes can have an indirect effect on the prices of constituent securities and on certain indexed investment products as a result of trading activity related to tracking our indexes. The foreknowledge of these changes could be determined to be material non-public information. Similarly, our ESG ratings and ratings changes could potentially impact the companies and entities that we rate, including the price of their securities and the price of other securities that reference their securities.
If our processes, confidentiality policies, conflict of interest policies or information barrier procedures fail or are insufficient, including as a result of intentional or unintentional human error, manual process failure, system error or other failure, then unauthorized release of, access to, or disclosure or misappropriation of data, including material non-public information or other confidential information (e.g., certain client portfolio data, index composition data, or ESG rating data), could harm our brand and reputation, lead to litigation, regulatory actions or penalties, and result in a loss of client confidence, which could have a material adverse effect on our business, financial condition or results of operations.
Cyber-attacks or other security incidents and the failure of security plans, systems and procedures could have a material adverse effect on our business, financial condition or results of operations.
Our operations rely on the secure collection, retrieval, storage, transmission and other processing of confidential, sensitive, proprietary and other types of data and information that is managed internally and with third-party vendors and service providers. We and our vendors and service providers are subject to security risks, including cyber-attacks and other security incidents, such as phishing scams or other social engineering attacks, hacking, tampering, intrusions, viruses, malware (including ransomware) and denial-of-service attacks. Cybersecurity risks also may derive from fraud or malice on the part of our employees or third parties, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failure. The use of mobile and cloud technologies, as well as remote work arrangements, may heighten these risks. In addition, failure by our clients, third-party vendors or service providers to notify us of cybersecurity incidents in a timely manner could lead to unauthorized access to our systems and data, resulting in material adverse effects on our business, operations, and financial results.
We may be exposed to more targeted and more sophisticated cyber-attacks and other security incidents because of our role or prominence in the global marketplace, including our handling of client portfolio data, the composition of our indexes and ESG ratings. Additionally, although we conduct due diligence during acquisition processes, acquired businesses may not have invested as heavily in security measures and technology, and this may introduce additional security risk. In the past, we have experienced cyber-attacks of varying degrees, including denial-of-service attacks. There can be no assurance that there will not be material adverse effects relating to these types of incidents in the future, in particular as these types of incidents have generally become increasingly frequent, sophisticated, difficult to detect and difficult to successfully defend against, and we may see their frequency increased, and effectiveness enhanced, by the use of AI. As these threats continually evolve, we may be required to devote additional resources to modify or enhance our operational or security systems and networks and our cybersecurity program.
Our security measures or those of our third-party providers may prove insufficient. Cyber-attacks, security incidents or third-party reports of perceived security vulnerability to our systems or networks, even if no intrusion has occurred, could damage our brand and reputation, result in litigation, regulatory actions, investigations, sanctions or other penalties, lead to loss of client confidence, which would harm our ability to retain clients and gain new clients, and result in financial losses. Any of the foregoing could lead to unexpected or higher than estimated costs. We may also incur additional costs as we enhance and refine our internal processes and IT controls, policies, and procedures.
Migration of our applications, systems, processes and infrastructure to new technologies, providers, processes, platforms or applications could result in unanticipated failures, interruptions or delays in the performance and delivery of our products, services and support. Such incidents could have a material adverse effect on our business, financial condition or results of operations.
In the past, we have experienced interruptions and delays in the performance and delivery of certain products, including after we migrated applications and infrastructure to new data centers or other network infrastructure. While we have taken steps to mitigate such interruptions and delays, we cannot provide assurance that they will not occur again as part of future migration to new technologies, applications or processes (e.g., cloud migration), even after extensive testing, or if we experience significant growth of our customer base or increases in the number of products or services or in the speed at which we provide products and services. Such disruptions may result in cancellations and reduced demand for our products and services, resulting in decreased revenues, or in cost increases relating to our use of power and data storage. After adopting new technologies, applications and processes, we may experience unanticipated interruption and delay in the performance or delivery of certain products, services or client support. We may also incur increased operating expenses to recover data, repair, replace or remediate systems, equipment or facilities, and to protect ourselves from such disruptions. Accordingly, any significant failures, disruptions or instability affecting our information technology platform, providers, production and delivery systems, applications, processes or the internet could negatively affect our ability to distribute products and service our clients, damage our brand and reputation and result in litigation, which may have a material adverse effect on our business, financial condition or results of operations.
Our use of open source code could introduce security vulnerabilities, impose delays or costs, result in litigation or impose conditions or restrictions on our ability to commercialize our products or services. Such incidents could have a material adverse effect on our business, financial condition or results of operations.
We rely on open source code to develop software and to incorporate it in our products and internal systems. The use of open source code may entail greater risks than third-party commercial software, as open source licensors generally do not provide warranties or other protections regarding infringement claims, the quality of the code or the security of the code. Certain open source licenses provide that if we combine our proprietary code with open source code and distribute it in a certain manner, we could be required to release the source code to the public, potentially allowing our competitors to create similar products and putting us at a competitive disadvantage. Additionally, the terms of many open source code licenses are ambiguous and have not been interpreted by U.S. courts, increasing the risk of unanticipated restrictions or conditions on our use of such software. Therefore, we could be required to seek licenses from third parties on terms that are not commercially feasible, to make portions of our proprietary code publicly available to re-engineer our products or systems, to discontinue licensing certain products, or to take other remedial action that could divert resources. We could also be subject to suits by parties claiming breach of the terms of licenses, which could be costly for us to defend. Any of these requirements could materially adversely affect our business, financial condition or results of operations.
Issues related to the use and development of AI could result in reputational harm, competitive harm, regulatory scrutiny or legal liability, and could have a material adverse effect on our business, financial condition or results of operations.
We currently incorporate, and expect to continue to incorporate, AI technologies, including generative AI, into our products and operations, and these uses of AI may become significantly more important over time. There are significant and evolving risks involved in utilizing AI, and there is no assurance that our usage of AI will help our products and operations become more effective, efficient or profitable, or otherwise achieve our intended outcomes. Our use of AI will require additional resources and costs to develop and maintain products, comply with emerging regulations, address ethical and reputational considerations, and manage technical, operational and competitive risks. Our competitors or other third parties may incorporate AI into their products and operations more quickly or more successfully than us, which could impair our ability to compete effectively. Additionally, the models underlying our use of AI technologies may be incorrectly or inadequately designed or implemented. Further, if the content, analyses, or recommendations produced by AI are, or are perceived to be biased, inaccurate, misleading, poor-quality, unethical or otherwise deficient or flawed, any of which may not be easily detectable, our business may be adversely affected. Client or third-party use of AI could potentially result in reduction or replacement of our products or solutions.
The use of AI may involve third-party information with unclear intellectual property rights or interests. If we do not have sufficient rights to use the data or other material or content that AI technologies utilize or generate, we may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights or contracts to which we are a party. In addition, intellectual property ownership rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. The use of AI may also result in cyber-attacks or other security incidents, including those that implicate confidential or personal information (e.g., propriety, third-party, employee or client information). The use of third-party AI by our employees, contractors or partners could also result in the inadvertent disclosure of confidential or personal information, risking our intellectual property rights, competitive position and reputation.
Laws and regulations applicable to AI, including intellectual property, data privacy and security, consumer protection, competition and equal opportunity laws, continue to develop and may be inconsistent from jurisdiction to jurisdiction. Because AI is complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI. These risks include the possibility of enhanced governmental or regulatory scrutiny, litigation or other legal liability, compliance issues, ethical concerns, negative consumer perceptions, confidentiality or security risks, as well as other factors. Any of these issues could materially adversely affect our business, financial condition or results of operations.
Strategy and Growth Risks
Our business may be affected by changes in economic conditions and the global capital markets, including those resulting from geopolitical events, adverse equity market conditions, volatility in the financial markets and evolving investment trends. Such changes could decrease the use of our products and services which could have a material adverse effect on our business, financial condition or results of operations.
Our business is impacted by economic conditions, including economic uncertainty, market downturns and volatility in the global capital markets and evolving investment trends (including volatility and trends resulting from geopolitical events, such as the Russia-Ukraine conflict and conflicts in the Middle East, and related escalation of geopolitical tensions). Our clients use our products for a variety of purposes, including benchmarking, performance attribution, portfolio construction and risk management, and to support investment strategies including sustainability, climate, factor, thematic, private asset and MAC investing. Volatile capital markets, geopolitical instability or unrest and other economic and market conditions and trends, including a recession or other significant financial-market event or crisis, may impact whether, how, where and when investors choose to invest, for example between developed or emerging markets, U.S. or non-U.S. markets, as well as whether to adopt different investment strategies.
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
Additionally, a portion of our revenues comes from products and services that relate to certain investment trends. A decline in the equity markets or movement away from such investment trends, including as a result of changing economic conditions or political or regulatory concerns or scrutiny, could decrease demand for our related products and services, which could have a material adverse effect on our business, financial condition or results of operations.
Competition and financial and budgetary pressures affecting clients may cause price reductions or loss of market share, which may materially adversely affect our business, financial condition or results of operations.
Competition exists across all markets for our products and services. Our competitors range from large companies with substantial resources to small, single-product businesses that are highly specialized. Larger competitors may have access to more resources and may be able to achieve greater economies of scale, and specialized competitors may be more effective in devoting technical, marketing and financial resources to compete with respect to a particular product or service. Some competitors may offer price incentives or different pricing structures that are more attractive to clients. The competitive landscape may also experience consolidation, which results in a narrower pool of competitors that are better capitalized or that are able to gain a competitive advantage through synergies.
Barriers to entry may be low or declining in many markets, including for single-purpose product companies, supporting new competitors. For example, more broker-dealers, data suppliers, credit rating agencies or other market participants or vendors could begin developing their own content such as proprietary risk analytics, sustainability and climate data or indexes. Factors such as increases in the availability of free or relatively inexpensive information through internet sources or other low-cost delivery systems, advances in cloud computing, increased use of open source code, the ability of machine learning and other AI to process and organize large data sets, as well as client development of proprietary applications, have further reduced barriers to entry in some cases. Such developments may over time reduce the demand for, or clients’ willingness to pay for, certain of our products and services.
We may experience pressures to reduce our fees, prolonged selling and renewal cycles, reduced client spending and increased cancellation rates on account of financial and budgetary pressures affecting our clients, including those resulting from weak or volatile economic or market conditions, the duration and long-term economic and societal consequences of the COVID-19 pandemic, geopolitical conflicts and the inflationary environment, which may lead certain clients to reduce their overall spending on our products or services, including by seeking similar products or services at a lower cost than what we are able to provide, by consolidating their spending with fewer providers, by consolidating with other clients or by self-sourcing their information and analytical needs. Accordingly, competitive and market pressures may result in fewer clients or reduced sales, including as a result of client closures and consolidations, price reductions, prolonged selling and renewal cycles and increased operating costs, such as for marketing and product development, which could, individually or in the aggregate, result in a material adverse effect on our business, financial condition or results of operations.
To remain competitive, we must successfully develop new and enhanced products and services and effectively manage product transitions and integrations. Our failure to do so may materially adversely affect our business, financial condition or results of operations.
We operate in highly competitive markets that continually change to meet client needs. To remain competitive, we must continually introduce new products and services; enhance existing products and services delivered through our own systems and through third-party platforms; collect, organize, analyze and protect large amounts of information to generate insights; and effectively generate client demand for new and enhanced products and services. We may not be successful in developing, introducing, implementing, marketing, pricing, launching or licensing new products or enhancements on a timely or cost-effective basis or without impacting the stability and efficiency of existing products and systems. Any new products and enhancements may not adequately meet the requirements of the marketplace or industry standards or achieve market acceptance.
The process of developing and enhancing our products and services is complex and may become increasingly complex and expensive in the future, including due to the introduction of new technology, the costs of our workforce and the expectations of our clients. This process often requires effective collaboration across various functions and product lines, and ineffective or insufficient collaboration may harm our ability to meet our business objectives. In addition, our reputation could be harmed if we are perceived as not innovating rapidly enough to meet the changing needs of investors or their advisors. These changing needs include a greater expectation that information be delivered with a higher degree of customization and service quality. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in new or enhanced products and services that satisfy our clients’ needs and generate adequate revenues. We also incur costs to integrate existing products and services and transition clients to enhanced products and services, which also present execution risks and could lead to price reductions or other concessions.
If we are unable to effectively manage the development of new or enhanced products and services, we may not be able to remain competitive and our business, financial condition or results of operations could be materially adversely affected.
Our global operations and any future expansions may continue to place significant strain on our resources and subject us to additional risks and costs resulting from our increased global footprint, which could materially adversely impact our business, financial condition or results of operations.
Our global operations and any future expansion are expected to continue to place significant demands on our personnel, management and other resources, and there can be no assurance that we will effectively attract, develop and retain qualified personnel and effective leaders across locations; operate our physical facilities and information technology infrastructure; scale our legal and compliance infrastructure; develop and maintain appropriate operational and financial systems, procedures and controls; integrate acquired businesses; or otherwise adequately manage our global operations and any future expansion.
Our global operations and our ability to deliver our services to our clients also expose us to political, economic, legal, operational, reputational, franchise and other risks resulting from operating in many countries, including risks of possible capital controls, exchange controls, customs duties, sanctions compliance, tax penalties, levies or assessments, legal uncertainty, broad regulatory discretion and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability. As we operate in multiple jurisdictions, our ability to repatriate cash to the U.S. could also be impacted by foreign currency controls, restrictions on cash transfers, or limits on converting currency or paying dividends from non-U.S. subsidiaries, as well as adverse tax consequences. In addition, the majority of our employees are located in offices outside of the U.S., and a number of those employees are located in emerging market locations. The cost of establishing and maintaining these offices, including costs related to information technology, as well as the costs of attracting, training and retaining employees in these locations may be higher, or may increase at a faster rate, than we anticipate. Additionally, social and health conditions, such as public health epidemics impacting the global economy or our employees, may have a material adverse effect on our business, financial condition or results of operations.
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
Demand for our products and services is still nascent in many parts of the world, particularly in emerging markets, where risk management and sustainability and climate integration practices are less established. In addition, the data required to model local securities in some emerging markets might be difficult to source and local investment product nuances may be difficult or costly to model. If we do not appropriately tailor our products and services to fit the needs of the local market, we may be unable to effectively grow sales of our products and services.
Any failure to effectively manage expansion or to effectively manage our business globally could damage our brand and reputation, result in increased costs and litigation and have a material adverse effect on our business, financial condition or results of operations.
Legal and Regulatory Risks
Failure to comply with laws, rules or regulations, or the introduction of new or revised laws, rules or regulations could materially adversely affect our business, financial condition or results of operations.
Failure to comply with any applicable laws, rules, orders, regulations, codes or other requirements could subject us to litigation, regulatory actions, sanctions, fines or other penalties, as well as damage our brand and reputation. The financial services industry, within which we and many of our clients operate, is subject to extensive laws, rules and regulations, with direct regulation of certain of our products in some jurisdictions. These laws, rules and regulations are complex, evolve frequently and sometimes quickly and unexpectedly, and are subject to administrative interpretation and judicial construction in ways that are difficult to predict, and could materially adversely affect our business or our clients’ businesses. Additionally, we may be required to comply with multiple and potentially conflicting laws, rules or regulations in various jurisdictions, which could, individually or in the aggregate, result in materially higher compliance costs to us. Laws, rules or regulations could require changes to the way we license and price our products and services. In addition, various government and regulatory bodies from time to time may make inquiries and conduct investigations into our compliance with applicable laws and regulations and our business practices, including those related to our regulated activities and other matters.
Changes to the laws, rules and regulations applicable to our clients could limit our clients’ ability to use our products and services or could otherwise impact our clients’ demand for our products and services. As such, to the extent our clients become subject to certain laws, rules or regulations, we may incur higher costs in connection with modifying our products or services. If laws, rules or regulations restrict our clients’ or vendors’ ability or willingness to provide data to us, or impose new compliance obligations or restrictions on how we access and use such data, our ability to continue to produce products and services, or the costs associated with doing so, could be negatively affected.
The regulatory requirements and regulatory developments that most significantly impact us are described below:
•Regulation Affecting Benchmarks. Compliance with regulations affecting benchmarks or their uses, as well as related technical standards and guidance, could negatively impact our business and results of operations. Benchmarks, which include the indexes we provide, are subject to regulations that may require changes in our business practices, product offerings or our ability to offer indexes in certain jurisdictions. Such impacts could include, without limitation, increased costs, including direct regulatory costs; diminished intellectual property rights; constraints on the fees we charge; constraints on our ability to meet contractual commitments with data providers; or constraints on how we offer our products. Any of these factors could have a material adverse effect on our index products.
For example, the EU Benchmark Regulation (“EU BMR”) and UK Benchmarks Regulation (“UK BMR”) impose distinct requirements. Following Brexit, the EU BMR provides a transition period until December 31, 2025, allowing EU-regulated entities to use benchmarks from non-EU administrators, while the UK BMR extends this period to December 31, 2030 for non-UK administrators. Diverging interpretations or future amendments to these regulations may increase compliance burdens and operational complexity.
Additionally, guidance issued by the European Securities and Markets Authority (“ESMA”) may affect benchmark administrators and their clients. For instance, the ESMA Guidelines on ETFs and other UCITS Issues impose disclosure requirements for indexes used in UCITS funds, such as making index constituents and their respective weightings easily accessible free of charge to investors on a delayed and periodic basis. These requirements could increase the compliance obligations for benchmark administrators, affect the eligibility of certain indexes for use in UCITS funds and influence the demand for specific products.

Globally, the benchmark industry faces heightened scrutiny and potential new regulations. The International Organization of Securities Commissions (IOSCO) has recommended that benchmark administrators voluntarily publicly disclose whether they comply with its principles for financial benchmarks. Other jurisdictions have also indicated they may consider potential benchmark regulation or conduct reviews of the benchmark industry. For instance, the EU is amending the scope of the EU BMR and regulation is being considered or developed in India and South Africa. Heightened scrutiny and regulatory attention on benchmarks and index providers from regulators, policymakers, and the media in the EU, U.S., and other regions could result in negative publicity or comments about the role or influence of our company or the index industry, which could harm our reputation and credibility.
Further, laws, rules or regulations affecting users of our indexes, such as sanctions that prohibit users of our indexes from investing or transacting in securities included in our indexes, can have an indirect impact on our indexes, including their construction and composition.
•ESG Ratings. The EU has adopted a new regulation requiring market participants providing ESG ratings in the EU to become authorized and supervised by ESMA, and certain of our ESG products are in scope for the regulation. A number of other jurisdictions, including the UK, Japan, Hong Kong SAR, Taiwan, India and Singapore, have completed, or are in the process of developing, legislation and/or codes of conduct for ESG rating and/or data providers. Regulatory regimes or initiatives relating to ESG ratings and data providers could impose significant compliance burdens and costs on our ESG and Climate products and services. Furthermore, the potential for inconsistent or conflicting requirements across jurisdictions may create implementation challenges, increase compliance risks and result in inadvertent noncompliance, which could materially impact our operations and reputation.
•Data Privacy and AI Regulation. Laws, rule, regulations and standards governing privacy, data collection, and AI impact our ability to collect, manage, store, and use personal data and other information. We operate across jurisdictions with differing and often conflicting data privacy laws, including extraterritorial requirements, which continue to expand in scope and complexity. Compliance with these laws requires significant resources to ensure data security and regulatory adherence. Furthermore, we frequently have privacy compliance requirements as a result of our contractual obligations with counterparties. Emerging AI regulations, such as the European Union’s Artificial Intelligence Act, introduce new requirements for transparency, fairness and oversight of AI systems. These regulations may directly affect our operations, including the use of AI in hiring, employee performance monitoring and client-facing applications, by requiring audits, documentation and human oversight. Compliance with evolving AI regulatory frameworks may increase costs, impact our product development, restrict the use of certain applications of AI and expose us to liability for violations of applicable laws, regulations or contracts.
•Investment Advisers Act. Except for certain products provided by MSCI ESG Research LLC and certain of its designated foreign affiliates, we believe our products and services do not constitute or provide investment advice as contemplated by the Advisers Act. See Part I, Item 1. “Business—Regulation” above. The Advisers Act imposes fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. Changes in legal or regulatory requirements or changes to our product lines could require additional entities in our corporate family to register as investment advisers or comply with similar requirements in other jurisdictions.
In the U.S., the SEC has sought public comment on the role of certain third-party information providers to the asset management industry, including index providers and model providers, and whether information providers are acting as investment advisers under the Advisers Act. If our index business were to be deemed an investment adviser, we could be deemed a fiduciary to our clients, increasing the costs and complexity of our business. This could also conflict with obligations under other benchmark regulations. The SEC has also proposed a rule that would prohibit SEC-registered investment advisers from outsourcing certain services or functions to service providers that do not meet minimum due diligence, monitoring and record-keeping requirements, and index providers, among others, are identified as service providers that could fall within the scope of the proposed requirements. If adopted, this rule could result in additional compliance obligations for our business.
Our ability to comply with applicable laws and regulations depends on maintaining an effective compliance program, which can be time-consuming and costly, as well as on our ability to attract and retain qualified compliance personnel. In some instances, in connection with the provision of data and services, we have incurred additional costs to implement processes and systems at the request of our clients to ensure their use of our data complies with applicable financial regulations. For example, a U.S. Executive Order prohibiting many of our clients from transacting in the securities of certain Chinese companies resulted in our decision to remove these companies from relevant indexes to support our clients’ needs for indexes to be replicable in investment portfolios. To the extent that our clients are subject to increased regulation, we may be indirectly impacted, leading to higher costs that could reduce the profitability of certain products.
Additionally, there has been increased attention on and scrutiny of index providers and ESG ratings and data providers by politicians, regulators, policymakers and the media. This heightened attention may result in new or expanded regulations, investigations or other regulatory actions, which could increase compliance costs, impose operational constraints, or otherwise materially adversely affect our business, financial condition, or results of operations.
Legal protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights or we may infringe upon their intellectual property rights, which, in each case, could have a material adverse effect on our business, financial condition or results of operations.
Failure to protect our intellectual property adequately could harm us, our brand or reputation and affect our ability to compete effectively. We rely primarily on a combination of trade secrets, patents, copyrights, trademarks, laws regarding unfair competition and the misappropriation of intellectual property, technical measures and contractual protections, to obtain, maintain, protect, defend and enforce our intellectual property rights, including our proprietary rights in our content, products and services. However, these measures may not prevent unauthorized use, misappropriation or theft of our intellectual property, nor ensure that third parties from whom we license or acquire technology have adequately protected their rights.
Intellectual property laws in various jurisdictions are subject to change or varying interpretations at any time and could further restrict our ability to protect our intellectual property rights. The enforceability of intellectual property rights and obligations under our agreements, as well as the availability of remedies in the event of a breach, may vary in the different jurisdictions in which our clients and employees are located.
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
Pursuing intellectual property claims to preserve our intellectual property rights or responding to intellectual property claims, regardless of merit, can be costly, time-consuming, and uncertain. From time to time, we have received, and may continue to receive, third-party claims alleging infringement of their intellectual property rights, which would likely be costly to defend and could require us to pay damages, limit our future use of certain technologies, harm our brand and reputation, increase our costs and prevent us from offering some services or products. We may need to settle such claims on unfavorable terms, pay damages, stop providing or using the affected products or services, undertake workarounds or substantial reengineering of our products or services or enter into royalty or licensing agreements, which may include terms that are not commercially acceptable to us. From time to time, we receive notices calling upon us to defend partners, clients, suppliers or distributors against third-party claims under indemnification clauses in our contracts. If any of these risks materialize, they could have a material adverse effect on our business, financial condition or results of operations.
There have been a number of lawsuits in multiple jurisdictions, including in the U.S. and Germany, regarding whether issuers of indexed investment products are required to obtain a license from the index owner or whether issuers may issue investment products based on publicly available index-level data without obtaining permission from (or making payment to) the index owner. The outcome of these cases depends on a number of factors, including the governing law, the amount of information about the index available without a license and the other particular facts and circumstances of the cases. In some instances, the results have been unfavorable to the index owner. Unfavorable rulings that a license is not required to issue investment products linked to indexes could have a material adverse effect on our business, financial condition or results of operations. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media, on a timely basis.
In addition, changes to regulatory requirements, including those governing intellectual property rights, could impact our ability to protect or enforce rights relating to our proprietary content and products, necessitate enhancements to meet new standards or affect client demand for certain products. Any of these risks could have a material adverse effect on our business, financial condition, or results of operations.

Financial Risks
Our revenues, expenses, assets and liabilities are subject to foreign currency exchange rate fluctuation risk, which could have a material adverse effect on our business, financial condition or results of operations.
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
Our indebtedness could materially adversely affect our cash flows and financial flexibility, which could have a material adverse effect on our business, financial condition or results of operations.
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
Furthermore, the terms of our debt agreements include restrictive covenants that limit, among other things, our and our existing and future subsidiaries’ financial flexibility. If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default that, in some cases, if continuing, could result in the accelerated payment of our debt obligations or the termination of borrowing commitments on the part of the lenders under our revolving credit facility (the “Revolving Credit Facility”) under the Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of January 26, 2024, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto, as amended, supplemented, modified or amended and restated from time to time. As of December 31, 2024, there was $336.9 million outstanding under the Revolving Credit Facility.
Any borrowings under the Revolving Credit Facility under our Credit Agreement are primarily based on the Secured Overnight Financing Rate (“SOFR”), which replaced the USD London Interbank Offered Rate (“LIBOR”) as the reference rate. Because SOFR differs fundamentally from LIBOR, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. While we will continue to use SOFR, certain factors may impact SOFR, including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of alternative reference rates. These consequences are not entirely predictable and could have an adverse impact on our financing costs and our results of operations. Because we have incurred variable rate indebtedness, and we may incur additional variable rate indebtedness, we are subject to interest rate risk generally, which could cause our debt service obligations to increase significantly. Reference rates used to determine the applicable interest rates for our variable rate debt have risen significantly over the past few years. If interest rates increase, the debt service obligations on such indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
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
In addition, our debt covenants contain certain obligations that are triggered by a change in our credit rating, including obligations to make repurchase offers to the noteholders of our senior unsecured notes (the “Senior Notes”) if we experience one of the specified kinds of changes in control and related lowering of our credit ratings, as detailed in the indentures governing our Senior Notes.
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
We may have exposure to tax liabilities in various jurisdictions. Future changes in tax law could materially affect our tax obligations and effective tax rate, which could have a material adverse effect on our business, financial condition or results of operations.
We are subject to income taxes, and non-income taxes, across various jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. Our income tax obligations are based in part on our corporate structure and intercompany arrangements. In the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain, and tax authorities of the jurisdictions in which we operate may challenge our methodologies.
Changes in tax laws could negatively impact our overall effective tax rate. Over the last several years, many jurisdictions and intergovernmental organizations have been discussing or are in the process of implementing proposals that may change aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we operate. Changes in tax laws, including the implementation of a 15% global minimum tax under OECD BEPS Pillar 2 and potential corporate tax rate increases in the U.S. and abroad, could materially affect our tax liabilities, effective tax rate and compliance costs. For instance, the expiration of certain U.S. Tax Cuts and Jobs Act provisions in 2026 and ongoing global adoption of minimum tax rules may increase our tax burden and operational complexity. In addition, heightened global tax transparency initiatives, such as country-by-country reporting and new FASB disclosure requirements, could increase tax controversy activity and investor scrutiny, further increasing our compliance costs and risks.
We are regularly under audit by tax authorities. From time to time, we also face proceedings, investigations or inquiries related to tax matters. We may be subject to additional tax liabilities, as the jurisdictions in which we do business globally are increasingly focused on digital taxes and the treatment of remote workforces. Increased IRS funding may also result in greater audit activity targeting large multinationals, adding compliance burdens. Although we believe that our tax provisions are reasonable, there can be no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. To the extent we are required to pay amounts in excess of our reserves, such differences could have a material adverse effect on our Consolidated Statement of Income for a particular future period. In addition, an unfavorable tax settlement could require use of our cash and result in an increase in our effective tax rate in the period in which such resolution occurs and may have a material impact on our financial results.

General Risks
Our business performance might not be sufficient for us to meet the full-year financial guidance or long-term targets that we provide publicly. Failure to meet our financial guidance or long-term targets could have a material adverse effect on our business, financial condition or results of operations.
We provide certain full-year financial guidance and long-term targets to the public based upon our assumptions regarding our expected financial performance, which depend on numerous factors, including market conditions, client demand and the successful execution of our business strategy, that may not always prove to be accurate and may vary from actual results. In addition, uncertainty regarding macroeconomic factors such as inflation, interest rates, currency fluctuations or geopolitical instability could impact our ability to forecast our expected financial performance. Our ability to forecast financial performance may also be impacted by delays in product launches, slower-than-expected client adoption of our products and services or greater-than-anticipated cancellations.
Revising financial guidance or long-term targets, or failing to meet the financial guidance or achieve the long-term targets that we provide, may negatively affect investor confidence, leading to volatility in the market value of our common stock and other securities. Additionally, repeated revisions or significant deviations from public guidance and long-term targets may harm our reputation and credibility with investors, analysts and other stakeholders, potentially impacting our access to capital markets or increasing our cost of capital.
Our growth and profitability may not continue at the same rate as we have experienced in the past for several reasons, including if our operating costs are higher than expected, which could have a material adverse effect on our business, financial condition or results of operations.
We have experienced significant revenue and earnings growth since we began operations. There can be no assurance that we will be able to maintain the levels of growth and profitability that we have experienced in the past. Factors that could affect our financial performance include higher than expected operating costs, including increased compensation costs, regulatory compliance costs, occupancy costs, selling and marketing costs, investments in geographic expansion, market data costs, software license costs, communication costs, travel costs, application development costs, professional fees, costs related to information technology infrastructure, cloud usage and other IT costs. If we cannot adjust to these costs, our operating results may fluctuate significantly or our anticipated profitability may be reduced.
Additionally, macroeconomic conditions such as inflation, interest rates and currency fluctuations may increase our operating costs and create uncertainty for our clients, placing downward pressure on their budgets and reducing demand for our products and services. Prolonged sales cycles or shifts in client priorities, including consolidation, restructuring or changes in investment strategies, may lead to lower client retention. Evolving market dynamics, including increased competition or slower adoption of new offerings, may further challenge our ability to meet growth expectations.
Additionally, there can be no assurance that our investments in our product development, selling and marketing efforts, or capital return or allocation strategies will achieve anticipated returns or result in growth or profit margins comparable to those we have experienced in the past. If we fail to effectively manage these challenges, our operating results could fluctuate significantly, and our financial condition may be materially adversely affected.
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
Our existing safeguards and policies and any future improvements may prove to be less than fully effective, and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions we may be subject to regulatory fines, sanctions, damages or other penalties or costs. Violations of any of these laws, including the FCPA or other anti-

corruption laws, may result in severe criminal or civil sanctions and penalties, damage our brand and reputation and subject us to other liabilities which could have a material adverse effect on our business, financial condition or results of operations.
If we are unable to successfully identify, execute and realize expected returns or synergies from acquisitions or strategic partnerships or investments, our financial results may be materially adversely affected.
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
Our ability to achieve the expected returns or synergies from our acquisitions, strategic partnerships and investments depends, in part, on our ability to successfully integrate offerings, data, technology, functions and personnel from acquired businesses. We cannot guarantee that we will be successful in integrating acquired businesses, that our acquired businesses will perform at the levels we anticipate or that our strategic partnerships and investments will advance our long-term growth strategy. Our past and future acquisitions, strategic partnerships and investments may subject us to unanticipated risks or liabilities, including the potential to disrupt our operations, or increase our reliance on third parties, which may result in future disruptions if those partnerships are unsuccessful or discontinued or the content or level of support provided by strategic partners is diminished.
If we undertake multiple acquisitions or partnerships within a short period, the associated risks, such as integration challenges or operational disruptions, may increase. Failure to complete or execute these transactions successfully, or to identify growth opportunities, could harm our brand, reputation, and long-term growth, and materially impact our business, financial condition, or results of operations.
Our goodwill and other intangible assets resulting from our acquisitions could be impaired as a result of future business conditions, requiring us to record substantial write-downs that would reduce our operating income and materially adversely affect our financial condition.
We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These impairment tests are based on several factors requiring management’s judgment.
In the recent past, we have completed a number of acquisitions. A prolonged or severe period of weakness in the business environment, financial markets, the performance of one or more of our recently acquired companies or reporting units or our common stock price, or a significant deviation from management’s assumptions, could result in impairments of goodwill or intangible assets. Such impairments could materially adversely affect our results of operations and financial position. In addition, if we are not successful in achieving anticipated revenue opportunities or operating efficiencies associated with acquisitions, our goodwill and intangible assets may become impaired.
If we fail to attract, develop or retain the necessary qualified personnel, including through our compensation programs, our business, financial condition or results of operations could be materially adversely affected.
Our success depends on the knowledge, skills, experience and abilities of our employees, particularly our executives and other key employees. Although we do not believe that we are overly dependent upon any individual employee, the loss of any of our key employees and our inability to replace them with suitable candidates quickly or at all, as well as any negative market perception resulting from such loss, could have a material adverse effect on our business, financial condition or results of operations.
We compete for talent across industries, including technology, engineering and financial services companies, and there is a limited pool of employees who have the skills and training needed to do our work, including with expertise in emerging technologies, such as AI. Competition for these employees is intense, and turnover may impact our objectives and place strain on our human resources teams. We may not be able to attract these employees or to develop and retain similar highly qualified personnel in the future.
Rising compensation expenses could also adversely affect our ability to attract and retain high-quality employees. Competitors may offer more favorable working conditions or more attractive compensation packages. If our compensation programs do not adequately engage our key employees or are not competitive, or if we fail to attract, engage and retain the necessary qualified personnel, the quality of our products and services as well as our ability to support and retain our clients and achieve business objectives may suffer.
We cannot provide any guaranty that we will continue to repurchase shares of our common stock pursuant to our share repurchase program.
The timing, price and volume of repurchases of shares of our common stock are based on market conditions, relevant securities laws and other factors and may be made through open market repurchases or privately negotiated transactions, including, without limitation, accelerated share repurchase transactions, trading plans or derivative transactions, or otherwise. Additionally, the Inflation Reduction Act of 2022 introduced an excise tax on share repurchases, which has increased our cost of share repurchases.
Share repurchases are a component of our capital return strategy, which we fund with free operating cash flow and borrowings. However, we are not required to make any share repurchases under our share repurchase program. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. The reduction or elimination of our share repurchase program could adversely affect the market price of our common stock. Additionally, the existence of a share repurchase program could cause the market price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our shares. As a result, any repurchase program may not ultimately result in enhanced value to our shareholders and may not prove to be the best use of our cash resources.
Item 1B.    Unresolved Staff Comments
Nothing required to be disclosed.

Item 1C.     Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the importance of identifying, assessing and managing material cybersecurity risks, including, among other things, our operations; intellectual property theft; fraud; extortion; violation of data privacy or cybersecurity laws; legal and regulatory risk; and reputational risks. We have an enterprise-wide information security program designed to secure our technology infrastructure, networks, data, products and services, and we have implemented several processes, technologies and controls to aid in our efforts to identify, assess and manage related risks. Our Chief Information Security Officer (“CISO”) manages this program, in collaboration with our business and corporate teams.
Cybersecurity risks are integrated into our enterprise risk management (“ERM”) program, which evaluates cybersecurity risks alongside other company risks as part of a quarterly and ongoing process designed to identify, assess and manage risk exposures over the short-, intermediate- and long-term. In addition, our management-level Information and Technology Risk Oversight Committee (“ITROC”), led by our CISO, and including senior leaders such as our President and COO, CFO and General Counsel, among others, provides oversight relating to cybersecurity and technology-related risks that may present significant impacts to our operations, clients, reputation and financial position, and the considerations of the ITROC are fully incorporated into our overall ERM framework. Our CISO also provides updates to our Disclosure Committee on material cybersecurity incidents.
We also have cybersecurity-specific policies, standards and procedures, and our cybersecurity program aligns with industry standards, including the U.S. National Institute of Standards and Technology (“NIST”) cybersecurity framework and International Organization for Standardization (“ISO”) information security standards. Our information security management system has achieved ISO 27001:2022 certification. To help ensure the resilience of critical data and systems, maintain regulatory compliance, manage material cybersecurity risks, and protect against, detect and respond to cybersecurity incidents, we regularly undertake the following activities:
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
Our IT risk program also includes an incident response plan that provides for how we detect, respond to and recover from cybersecurity incidents, which include processes designed to triage, assess severity, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our brand and reputation.
As part of the above processes, we regularly engage with assessors, consultants, auditors and other third parties, including by annually having a third-party review our cybersecurity program to help identify areas for continued focus, improvement and compliance.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our client or employee data or our systems. Cybersecurity considerations affect the selection and oversight of our third-party service providers. Although we perform diligence on third parties and monitor cybersecurity threat risks identified through such diligence, we cannot guarantee that we can prevent or mitigate the risk of any compromise or failure in the information systems, software, networks and other assets owned or controlled by third parties.
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
The Audit and Risk Committee (the “Audit Committee”) of our Board is responsible for the oversight of risks from cybersecurity threats. On a quarterly basis, our CISO updates the Audit Committee on the Company’s IT security program, including an overview of risks and trends, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and cybersecurity threat developments, as well as the steps management has taken to respond to these topics. This quarterly update is also made available to the full Board, and the Chair of the Audit Committee informs the Board of any key updates during quarterly reports to the Board. Material cybersecurity risks are also considered during Board and Committee discussions of matters such as enterprise risk management, operational and strategic planning, business continuity planning, mergers and acquisitions, reputation management and other relevant matters. The Board periodically conducts education sessions on cybersecurity trends and risks.
Our cybersecurity risk management processes, which are discussed in greater detail above, are led by our CISO, who has over 20 years of work experience relating to cybersecurity, including at major financial institutions and consulting firms, involving the management of information security and the development of cybersecurity strategy, as well as relevant degrees and certifications, including holding a Bachelor of Science degree in Electrical and Computer Engineering. Our CISO oversees a team of approximately

50 professionals charged with the ongoing management of our cybersecurity risk and strategy. These employees monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents, including through the operation of our ITROC, incident response plan and other processes. Our cybersecurity team includes managers that have expertise with cybersecurity, as demonstrated by prior work experience, possession of a cybersecurity certification or degrees or other cybersecurity experience.
Item 2.    Properties
As of December 31, 2024, our principal offices consisted of the following leased properties:

Location	Square Feet		Expiration Date
New York, New York	125,811	(1)	February 28, 2033
Budapest, Hungary	70,833	(2)	February 28, 2029
Mumbai, India	63,143		July 31, 2032
Monterrey, Mexico	56,213		October 31, 2028
London, England	30,519		December 25, 2026
Pune, India	24,434		January 19, 2026
Manila, Philippines	20,904		February 28, 2027
Berkeley, California	19,808		February 28, 2030
Stellenbosch, South Africa	18,611		September 30, 2026
Coimbatore, India	12,300		August 27, 2026
________________
(1)As of December 31, 2024, 41,759 square feet of this location have been subleased.
(2)As of December 31, 2024, 17,059 square feet of this location have been subleased.
As of December 31, 2024, we had more than 30 leased and occupied locations of which the principal offices are listed above. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
Item 3.    Legal Proceedings
Various lawsuits, arbitrations, claims, government inquiries, requests for information, subpoenas, regulatory investigations, examinations, inspections and other legal or regulatory processes have been or may be instituted or asserted against the Company in the ordinary course of business. While the potential losses could be substantial, due to uncertainties surrounding the potential outcomes, management cannot currently reasonably estimate the possible loss or range of loss that may arise from these matters. Consequently, it is possible that MSCI’s business, operating results, financial condition or cash flows in a particular period could be materially affected by these matters. However, based on facts currently available, we believe that the disposition of matters that are currently pending or asserted will not, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “MSCI.” As of January 31, 2025, there were 301 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of beneficial holders, we are unable to estimate the total number of shareholders represented by these shareholders of record.
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
The following table provides information with respect to purchases made by or on behalf of the Company of its shares of common stock during the quarter ended December 31, 2024.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2024-October 31, 2024	52	$605.59	—	$1,905,412,000
November 1, 2024-November 30, 2024	512,000	$585.97	511,980	$1,605,412,000
December 1, 2024-December 31, 2024	115,286	$607.48	115,081	$1,535,507,000
Total	627,338	$589.93	627,061	$1,535,507,000
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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in the year ended December 31, 2024.
Use of Proceeds from Sale of Registered Securities
None.

FIVE-YEAR STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total shareholders’ return on our common stock, the Standard & Poor’s 500 Stock Index and the MSCI USA Financials Index since December 31, 2019 assuming an investment of $100 at the closing price on December 31, 2019. In calculating total annual shareholders’ return, reinvestment of dividends, if any, is assumed. The indexes are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indexes are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$300.00
$200.00
$100.00
$0.00
Cumulative Total Shareholders' Return
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
MSCI Inc.
S&P 500
MSCI USA Financials

Total Investment Value

	Years Ended
	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
MSCI Inc.	$100	$174	$241	$185	$227	$244
S&P 500	$100	$118	$152	$125	$158	$197
MSCI USA Financials Index	$100	$98	$133	$117	$134	$176

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is a discussion and analysis of the financial condition and results of the operations of MSCI Inc. and its consolidated subsidiaries for the year ended December 31, 2024. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The discussion summarizing the significant factors affecting the results of operations and financial condition of MSCI for the year ended December 31, 2023 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which was filed with the Securities and Exchange Commission on February 9, 2024.
Overview
We are a leading provider of critical decision support tools and solutions for the global investment community. Our mission-critical offerings help investors navigate the complexities of a dynamic and evolving investment landscape. Leveraging our deep knowledge of the global investment process and our expertise in research, data and technology, we enable our clients to understand and analyze key drivers of risk and return and build portfolios more effectively. The Company has five operating segments: Index, Analytics, ESG and Climate, Real Assets and Private Capital Solutions which are presented as the following three reportable segments: Index, Analytics, and ESG and Climate. For reporting purposes, the Real Assets and Private Capital Solutions operating segments are combined and presented as All Other – Private Assets, as they did not meet the required thresholds for separate reportable segment disclosure.
Our growth strategy includes: (a) extending leadership in research-enhanced content across asset classes, (b) leading the enablement of sustainability and climate investment integration, (c) enhancing distribution and content-enabling technology, (d) expanding solutions that empower client customization, (e) strengthening client relationships and expanding our presence in key geographic areas and (f) executing strategic partnerships and acquisitions with complementary data, content and technology companies. For more information about our Company’s operations, see “Item 1: Business”.
Current Trends Affecting MSCI
Trends in Sustainability and Climate Investment Strategies
We believe sustainability and climate risks are investment risks that significantly impact many investment decisions, regulatory frameworks and corporate strategies. In Europe, disclosure requirements continue to drive demand for sustainability and climate tools to meet both regulatory and investor expectations. In the United States, political debate has led to some scrutiny of the use of sustainability and climate considerations in investment and risk management decisions.
The Company’s growth in this space depends on rising global demand for sustainability and climate solutions, which may be influenced by potential regulatory uncertainty or political opposition in certain markets. While some markets may face greater near-

term challenges and uncertainty, we believe the long-term shift toward integrating financially material sustainability and climate factors into investment and risk management processes will support continued adoption of our sustainability and climate focused tools.
Asset Management Industry Dynamics
In recent periods, the asset management industry—a key client segment for the Company—has undergone fee pressure and consolidation, driven by structural shifts, intensifying competition and evolving investor preferences. While industry fee pressure and consolidation may result in cost-cutting and vendor consolidation, firms may require more sophisticated and a broader array of investment tools across use cases and asset classes, driving demand for the Company’s offerings.
The impact of this fee pressure and consolidation remains uncertain, as client cost pressures could lead to contract adjustments or terminations, while asset managers may expand their use of the Company’s products and services, including for additional investment strategies. The extent to which these dynamics will impact the Company’s growth, client retention and revenue generation will depend on the pace of industry fee pressure and consolidation, evolving client priorities and the Company’s ability to adapt to shifting market demands.
See Item 1. Business—Industry Trends and Competitive Advantages and —Strategy, and Item 1A. Risk Factors—Client Risks of this Annual Report on Form 10-K for additional discussion of client trends and related risks.
Key Financial and Operating Metrics and Drivers
In evaluating our financial performance, we focus on revenue and profit growth, including results accounted for under generally accepted accounting principles in the United States (“GAAP”) as well as non-GAAP measures, for the Company as a whole and by segment.
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
In the discussion that follows, we provide certain variances excluding the impact of foreign currency exchange rate fluctuations and acquisitions. Foreign currency exchange rate fluctuations reflect the difference between the current period results as reported compared to the current period results recalculated using the foreign currency exchange rates in effect for the comparable prior period. While operating revenues adjusted for the impact of foreign currency fluctuations includes asset-based fees that have been adjusted for the impact of foreign currency fluctuations, the underlying AUM, which is the primary component of asset-based fees, is not adjusted for foreign currency fluctuations. Approximately three-fifths of the AUM is invested in securities denominated in currencies other than the U.S. dollar, and any such impact is excluded from the disclosed foreign currency-adjusted variances.
Revenues
Our revenues are presented by type and by segment. For each segment, we present revenues disaggregated by the nature of the revenues, which are recurring subscriptions, asset-based fees and non-recurring revenues.
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

Other Expense (Income), Net
Other expense (income), net consists primarily of interest we pay on our outstanding indebtedness, including losses on early extinguishment of debt, income and losses associated with our previous equity method investment, foreign currency exchange rate gains and losses, interest we collect on cash and short-term investments, as well as other non-operating income and expense items that may arise from time to time.
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
Operating Metrics
Run Rate
Run Rate is a key operating metric and is important because an increase or decrease in our Run Rate ultimately impacts our future operating revenues over time. At the end of any period, we generally have recurring subscription and investment product license agreements in place for a large portion of total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as “Run Rate.” See “—Operating Metrics—Run Rate” below for additional information on the calculation of this metric.
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
Goodwill
We recognize goodwill in business combination transactions when the purchase price exceeds the fair value of the acquired net tangible and separately identifiable intangible assets. We test goodwill for impairment annually on July 1 or when interim triggers arise. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test; however, on a periodic basis, we may elect to bypass the qualitative assessment and proceed directly to the quantitative test. During the year ended December 31, 2024 we elected to bypass the qualitative assessment and proceed directly to the quantitative test. The test for impairment was performed at the reporting unit level, and we used an equal weighting of the income approach and the market approach to estimate the fair value of each reporting unit.
The income approach requires significant judgement in estimating future cash flows, including assumptions, amongst others, about revenue growth rates and EBITDA margins, and the selection of an appropriate discount rate, which reflects the reporting unit’s cost of capital. Forecasted future cash flows are estimated based on a combination of historical experience and assumptions regarding future growth and profitability of each reporting unit. Discount rates are selected for each reporting unit being valued based on each reporting unit’s estimated weighted-average cost of capital. The weighted-average cost of capital is estimated based on both the capital structure that we believe a market participant would utilize as well as the discount rates of guideline public companies that have similar characteristics to each reporting unit being valued, adjusted for the risk inherent in each reporting unit. Terminal growth rates are selected based on growth rates used during the reporting unit’s forecast period in combination with economic conditions. The market approach utilizes valuation multiples of revenue and cash flows derived from guideline public companies that have similar characteristics to each reporting unit being valued. Selecting appropriate guideline companies, valuation multiples and other key assumptions such as revenue growth rates and discount rates requires significant management judgment, and changes to these estimates could materially impact the fair value determination of each reporting unit. We perform sensitivity analyses around key assumptions in order to assess the reasonableness of the assumptions and the impact on the estimated fair value.
Impairment occurs when the estimated fair value of the reporting unit is below the carrying value. As of July 1, 2024, all reporting units had fair values exceeding their carrying values. As a result, no goodwill impairment was recorded as of this date.
We completed our annual goodwill impairment test as of July 1, 2024 on our Index, Analytics, ESG and Climate, Real Assets and Private Capital Solutions reporting units, which are also our operating segments. As of July 1, 2024, the fair value of all reporting units exceeded their respective carrying values. At December 31, 2024, the carrying value of goodwill within the Real Assets and Private Capital Solutions reporting units were $689.8 and $617.8 million, respectively. As of July 1, 2024, the fair value of the Private Capital Solutions and Real Assets reporting units exceeded their carrying values by approximately 10% and 30%, respectively, introducing risk of potential future impairments. If we experience a prolonged or severe period of weakness in the business environment, financial markets, the performance of one or more of our recently acquired companies or reporting units, or our common stock price, or if economic conditions differ significantly from management’s assumptions, our goodwill could be impaired in the future, which may be material to our results of operations and financial position.
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
Prior to the acquisition, the Company’s ownership interest in Burgiss was classified as an equity-method investment. Therefore, All Other – Private Assets did not include the Company’s proportionate share of operating revenues and Adjusted EBITDA related to Burgiss. The Company’s proportionate share of the income or loss from its equity-method investment in Burgiss was reported as a component of other (expense) income, net.
Following the acquisition, the consolidated results of Burgiss are included in the Company’s Private Capital Solutions operating segment (formerly known as Burgiss), which is combined and presented as part of All Other – Private Assets. See Note 5, “Acquisitions,” and Note 13, “Segment Information” of the Notes to the Consolidated Financial Statements included herein for additional information on the acquisition of Burgiss.
On November 1, 2023 MSCI completed the acquisition of Trove Research Ltd (“Trove”), a carbon markets intelligence provider for approximately $37.9 million in cash. Trove is a part of the ESG and Climate operating segment.

On January 2, 2024, MSCI completed the acquisition of Fabric RQ, Inc. (“Fabric”), a wealth technology platform specializing in portfolio design, customization and analytics for wealth managers and advisors, for approximately $8.0 million in cash and contingent consideration that had an acquisition date fair value of $8.1 million that is payable based on future sales of Fabric’s products. Fabric is a part of the Analytics operating segment.
On April 16, 2024, MSCI completed the acquisition of Foxberry Ltd. (“Foxberry”), a front-office index technology platform for approximately $23.5 million in cash and contingent consideration that had an acquisition date fair value of $19.1 million that is payable based upon the achievement of metrics related to the operation of the platform. Foxberry is a part of the Index operating segment. We collectively refer to the acquisitions of Burgiss, Trove, Fabric and Foxberry as the “recent acquisitions”.
Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product as follows: Index, Analytics, ESG and Climate and All Other – Private Assets.
The following table presents operating revenues by type for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Recurring subscriptions	$2,114,445	$1,871,290	13.0%
Asset-based fees	657,501	557,502	17.9%
Non-recurring	84,182	100,128	(15.9%)
Total operating revenues	$2,856,128	$2,528,920	12.9%
Total operating revenues increased 12.9% for the year ended December 31, 2024. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, total operating revenues would have increased 9.6%.
Operating revenues from recurring subscriptions increased 13.0% for the year ended December 31, 2024, primarily driven by growth in Index products, which increased $67.8 million, or 8.3%, growth in ESG and Climate products, which increased $36.5 million, or 12.9%, growth in Analytics products, which increased $55.3 million, or 9.2%, and growth in All Other - Private Assets products, which increased $83.6 million, or 48.9%. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 8.5%.
Operating revenues from asset-based fees increased 17.9% for the year ended December 31, 2024, mainly driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes increased by 20.0% and 19.4%, respectively, primarily driven by an increase in average AUM.
Operating revenues from non-recurring revenues decreased 15.9% for the year ended December 31, 2024, primarily driven by one-time fees for unlicensed usage of our content in historical periods recognized in 2023.

The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2023				2024
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
AUM in ETFs linked to MSCI equity indexes(1) (2)	$1,305.4	$1,372.5	$1,322.8	$1,468.9	$1,582.6	$1,631.9	$1,761.8	$1,724.7
Sequential Change in Value
Market Appreciation/(Depreciation)	$75.1	$48.4	$(56.1)	$130.5	$92.8	$21.2	$111.3	$(85.3)
Cash Inflows/(Outflows)	7.4	18.7	6.4	15.6	20.9	28.1	18.6	48.2
Total Change	$82.5	$67.1	$(49.7)	$146.1	$113.7	$49.3	$129.9	$(37.1)
The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	Year-to-Date Average
	2023				2024
(in billions)	March	June	September	December	March	June	September	December
AUM in ETFs linked to MSCI equity indexes(1) (2)	$1,287.5	$1,310.7	$1,332.6	$1,340.7	$1,508.8	$1,549.7	$1,592.1	$1,632.9
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
For the year ended December 31, 2024, the average value of AUM in ETFs linked to MSCI equity indexes was up $292.2 billion, or 21.8%.

The following table presents operating revenues by revenue type for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Operating revenues:
Index
Recurring subscriptions	$882,367	$814,582	8.3%
Asset-based fees	657,501	557,502	17.9%
Non-recurring	56,277	79,731	(29.4%)
Index total	1,596,145	1,451,815	9.9%
Analytics
Recurring subscriptions	658,610	603,291	9.2%
Non-recurring	16,479	12,665	30.1%
Analytics total	675,089	615,956	9.6%
ESG and Climate
Recurring subscriptions	318,835	282,351	12.9%
Non-recurring	7,766	5,217	48.9%
ESG and Climate total	326,601	287,568	13.6%
All Other - Private Assets
Recurring subscriptions	254,633	171,066	48.9%
Non-recurring	3,660	2,515	45.5%
All Other - Private Assets total	258,293	173,581	48.8%
Total operating revenues	$2,856,128	$2,528,920	12.9%
Refer to the section titled “Segment Results” that follows for further discussion of segment revenues.
Operating Expenses
Total operating expenses increased 16.0% for the year ended December 31, 2024. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 16.1%.
The following table presents operating expenses by activity category for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Operating expenses:
Cost of revenues	$514,382	$446,581	15.2%
Selling and marketing	291,220	276,204	5.4%
Research and development	158,653	132,121	20.1%
General and administrative	182,340	153,967	18.4%
Amortization of intangible assets	164,037	114,429	43.4%
Depreciation and amortization of property, equipment and leasehold improvements	16,978	21,009	(19.2%)
Total operating expenses	$1,327,610	$1,144,311	16.0%
Cost of Revenues
Cost of revenues increased 15.2% for the year ended December 31, 2024, primarily driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, incentive compensation and benefits costs as a result of increased headcount, as well as increases in non-compensation costs reflecting higher information technology, professional fees and market data costs.

Selling and Marketing
Selling and marketing expenses increased 5.4% for the year ended December 31, 2024, primarily driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation, wages and salaries, and benefits costs as a result of increased headcount.
Research and Development
R&D expenses increased 20.1% for the year ended December 31, 2024, primarily driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, incentive compensation and benefits costs as a result of increased headcount, partially offset by increased capitalization of costs related to internally developed software projects.
General and Administrative
G&A expenses increased 18.4% for the year ended December 31, 2024, primarily driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation, wages and salaries and benefits costs as a result of increased headcount, as well as increases in non-compensation costs reflecting higher professional fees, information technology costs and transaction costs related expenses due to the recent acquisitions.
The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Compensation and benefits	$822,789	$722,789	13.8%
Non-compensation expenses	323,806	286,084	13.2%
Amortization of intangible assets	164,037	114,429	43.4%
Depreciation and amortization of property, equipment and leasehold improvements	16,978	21,009	(19.2%)
Total operating expenses	$1,327,610	$1,144,311	16.0%
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
We had 6,132 employees as of December 31, 2024 compared to 5,794 employees as of December 31, 2023, reflecting a 5.8% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of December 31, 2024, 69.1% of our employees were located in emerging market centers compared to 66.5% as of December 31, 2023.
Compensation and benefits costs increased 13.8% for the year ended December 31, 2024, primarily driven by an increase in wages and salaries, incentive compensation and benefits costs due to headcount growth, partially offset by increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of recent acquisitions and foreign currency exchange rate fluctuations, compensation and benefits costs would have increased by 5.7%.
Non-compensation expenses increased 13.2% for the year ended December 31, 2024, primarily driven by higher professional fees, information technology, market data costs, transaction and integration costs related to recent acquisitions. Adjusting for the impact of recent acquisitions and foreign currency exchange rate fluctuations non-compensation expenses would have increased by 5.8%.
Amortization of Intangible Assets
Amortization of intangible assets expense increased 43.4% for the year ended December 31, 2024, driven by higher amortization recognized on acquired intangible assets from recent acquisitions and higher amortization of internal use software.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements decreased 19.2% for the year ended December 31, 2024, primarily driven by lower depreciation on computers and related equipment.
Total Other Expense (Income), Net
The following table shows our other expense (income), net for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Interest income	$(21,277)	$(34,479)	(38.3%)
Interest expense	185,500	186,679	(0.6%)
Gain on remeasurement of equity method investment	—	(143,029)	n/m
Other expense (income)	8,127	6,377	27.4%
Total other expense (income), net	$172,350	$15,548	n/m

n/m: percentage change is not meaningful
The change in total other expense (income), net for the year ended December 31, 2024, was primarily driven by the non-taxable one-time gain on the remeasurement of our equity method investment in Burgiss of $143.0 million for the year ended December 31, 2023, lower interest income, reflecting lower average cash balances as well as loss on extinguishment related to unamortized debt issuance costs associated with the prepayment of the Tranche A Term Loans (as defined below) and the entry into the Credit Agreement.
Income Taxes
The following table shows our income tax provision and effective tax rate for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Provision for income taxes	$247,040	$220,469	12.1%
ETR	18.2%	16.1%	13.0%
The effective tax rate of 18.2% for the year ended December 31, 2024 reflects the impact of certain favorable discrete items totaling $21.4 million, which relates to $15.7 million of excess tax benefits recognized on share-based compensation vested during the period and $5.7 million related to miscellaneous prior year adjustments.
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
Net Income
The following table shows our net income for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Net income	$1,109,128	$1,148,592	(3.4%)
As a result of the factors described above, net income decreased 3.4% for the year ended December 31, 2024.

Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares and common shares outstanding for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	% Change
Weighted average shares outstanding:
Basic	78,710	79,462	(0.9%)
Diluted	78,960	79,843	(1.1%)
The following table shows our common shares outstanding for the periods indicated:

	As of		% Change
(in thousands)	December 31, 2024	December 31, 2023
Common shares outstanding	77,745	79,091	(1.7%)
The decrease in weighted average shares and common shares outstanding primarily reflects the impact of share repurchases made pursuant to the Company’s stock repurchase program.
Adjusted EBITDA
The following table presents non-GAAP Adjusted EBITDA, Adjusted EBITDA expenses and Adjusted EBITDA margin for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Operating revenues:	$2,856,128	$2,528,920	12.9%
Adjusted EBITDA expenses	1,139,644	1,005,969	13.3%
Adjusted EBITDA	$1,716,484	$1,522,951	12.7%
Operating margin %	53.5%	54.8%
Adjusted EBITDA margin %	60.1%	60.2%
The increase in Adjusted EBITDA reflects growth in operating revenues as compared to Adjusted EBITDA expenses, driven by the factors previously described.

Reconciliation of Net Income to Adjusted EBITDA and Operating Expenses to Adjusted EBITDA Expenses
The following table presents the reconciliation of net income to Adjusted EBITDA for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Net income	$1,109,128	$1,148,592	(3.4%)
Provision for income taxes	247,040	220,469	12.1%
Other expense (income), net	172,350	15,548	n/m
Operating income	1,528,518	1,384,609	10.4%
Amortization of intangible assets	164,037	114,429	43.4%
Depreciation and amortization of property, equipment and leasehold improvements	16,978	21,009	(19.2%)
Impairment related to sublease of leased property	—	477	n/m
Acquisition-related integration and transaction costs (1)	6,951	2,427	186.4%
Consolidated Adjusted EBITDA	$1,716,484	$1,522,951	12.7%

Index Adjusted EBITDA	1,222,054	1,106,973	10.4%
Analytics Adjusted EBITDA	328,295	274,875	19.4%
ESG and Climate Adjusted EBITDA	104,708	91,678	14.2%
All Other - Private Assets Adjusted EBITDA	61,427	49,425	24.3%
Consolidated Adjusted EBITDA	$1,716,484	$1,522,951	12.7%
________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.
The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Total operating expenses	$1,327,610	$1,144,311	16.0%
Amortization of intangible assets	164,037	114,429	43.4%
Depreciation and amortization of property, equipment and leasehold improvements	16,978	21,009	(19.2%)
Impairment related to sublease of leased property	—	477	n/m
Acquisition-related integration and transaction costs(1)	6,951	2,427	186.4%
Consolidated Adjusted EBITDA expenses	$1,139,644	$1,005,969	13.3%

Index Adjusted EBITDA expenses	374,091	344,842	8.5%
Analytics Adjusted EBITDA expenses	346,794	341,081	1.7%
ESG and Climate Adjusted EBITDA expenses	221,893	195,890	13.3%
All Other - Private Assets Adjusted EBITDA expenses	196,866	124,156	58.6%
Consolidated Adjusted EBITDA expenses	$1,139,644	$1,005,969	13.3%
________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.

Segment Results
The results for each of our three reportable segments and All Other - Private Assets for the years ended December 31, 2024, and 2023 are presented below:
Index Segment
The following table presents the results for the Index segment for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Operating revenues:
Recurring subscriptions	$882,367	$814,582	8.3%
Asset-based fees	657,501	557,502	17.9%
Non-recurring	56,277	79,731	(29.4%)
Operating revenues total	1,596,145	1,451,815	9.9%
Adjusted EBITDA expenses	374,091	344,842	8.5%
Adjusted EBITDA	$1,222,054	$1,106,973	10.4%
Adjusted EBITDA margin %	76.6%	76.2%
Index operating revenues increased 9.9% for the year ended December 31, 2024, driven by growth from asset-based fees and recurring subscriptions, partially offset by a decrease in non-recurring revenue. Adjusting for the impact of the acquisition of Foxberry and foreign currency exchange rate fluctuations, Index segment operating revenues would have increased 10.0%.
Operating revenues from recurring subscriptions increased 8.3% for the year ended December 31, 2024, primarily driven by growth from market cap-weighted and factor, ESG and climate index products.
Operating revenues from asset-based fees increased 17.9% for the year ended December 31, 2024, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes increased by 20.0% and 19.4%, respectively, primarily driven by increases in average AUM.
Operating revenues from non-recurring revenues decreased 29.4% for the year ended December 31, 2024, primarily driven by one-time fees for unlicensed usage of our content in historical periods recognized in 2023.
Index segment Adjusted EBITDA expenses increased 8.5% for the year ended December 31, 2024, primarily driven by increases in compensation expense, relating to higher wages and salaries and incentive compensation. The increase was also driven by non-compensation expenses reflecting higher professional fees and market data costs. Adjusting for the impact of the acquisition of Foxberry and foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased 7.7%.
Analytics Segment
The following table presents the results for the Analytics segment for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Operating revenues:
Recurring subscriptions	$658,610	$603,291	9.2%
Non-recurring	16,479	12,665	30.1%
Operating revenues total	675,089	615,956	9.6%
Adjusted EBITDA expenses	346,794	341,081	1.7%
Adjusted EBITDA	$328,295	$274,875	19.4%
Adjusted EBITDA margin %	48.6%	44.6%

Analytics operating revenues increased 9.6% for the year ended December 31, 2024, primarily driven by growth from recurring subscriptions related to both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 9.8%.
Analytics segment Adjusted EBITDA expenses increased 1.7% for the year ended December 31, 2024, primarily driven by increases in non-compensation expense, relating to higher information technology and professional fees. Adjusting for the impact of the acquisition of Fabric and foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 0.8%.
ESG and Climate Segment
The following table presents the results for the ESG and Climate segment for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Operating revenues:
Recurring subscriptions	$318,835	$282,351	12.9%
Non-recurring	7,766	5,217	48.9%
Operating revenues total	326,601	287,568	13.6%
Adjusted EBITDA expenses	221,893	195,890	13.3%
Adjusted EBITDA	$104,708	$91,678	14.2%
Adjusted EBITDA margin %	32.1%	31.9%
ESG and Climate operating revenues increased 13.6% for the year ended December 31, 2024, primarily driven by growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 10.2%.
ESG and Climate segment Adjusted EBITDA expenses increased 13.3% for the year ended December 31, 2024, primarily driven by increases in compensation expenses, relating to higher wages and salaries, incentive compensation and benefits costs. Adjusting for the impact of the acquisition of Trove and foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 6.6%.
All Other – Private Assets
The following table presents the results for All Other – Private Assets for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Operating revenues:
Recurring subscriptions	$254,633	$171,066	48.9%
Non-recurring	3,660	2,515	45.5%
Operating revenues total	258,293	173,581	48.8%
Adjusted EBITDA expenses	196,866	124,156	58.6%
Adjusted EBITDA	$61,427	$49,425	24.3%
Adjusted EBITDA margin %	23.8%	28.5%
All Other – Private Assets operating revenues increased 48.8% for the year ended December 31, 2024, primarily driven by revenues attributable to the step acquisition of Burgiss. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 3.4%.
All Other – Private Assets Adjusted EBITDA expenses increased 58.6% for the year ended December 31, 2024, driven by increases in both compensation expenses and non-compensation expenses, primarily due to the step acquisition of Burgiss. Adjusting for the impact of the step acquisition of Burgiss and foreign currency exchange rate fluctuations, All Other - Private Assets Adjusted EBITDA expenses would have decreased 1.2%.

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
•fluctuations in foreign currency exchange rates; and
•the impact of acquisitions and divestitures.

The following table presents Run Rates as of the dates indicated and the growth percentages over the years indicated:

	As of
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Index:
Recurring subscriptions	$934,251	$861,366	8.5%
Asset-based fees	678,599	590,872	14.8%
Index total	1,612,850	1,452,238	11.1%
Analytics	698,377	661,922	5.5%
ESG and Climate	343,741	319,324	7.6%
All Other - Private Assets	266,719	252,677	5.6%
Total Run Rate	$2,921,687	$2,686,161	8.8%

Recurring subscriptions total	$2,243,088	$2,095,289	7.1%
Asset-based fees	678,599	590,872	14.8%
Total Run Rate	$2,921,687	$2,686,161	8.8%
Total Run Rate increased 8.8% for the year ended December 31, 2024, driven by a 7.1% increase from recurring subscriptions and by a 14.8% increase from asset-based fees. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 7.9%.
Run Rate from Index recurring subscriptions increased 8.5% for the year ended December 31, 2024, primarily driven by growth from market cap-weighted as well as custom Index and special packages products. The increase reflected growth across all regions.
Run Rate from Index asset-based fees increased 14.8% for the year ended December 31, 2024, primarily driven by higher AUM in ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes.
Run Rate from Analytics products increased 5.5% for the year ended December 31, 2024, driven by growth in both Equity Analytics and Multi-Asset Class products and reflecting growth across all regions and client segments. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 6.5%.
Run Rate from ESG and Climate products increased 7.6% for the year ended December 31, 2024, primarily driven by growth in Ratings, Climate, and screening products across all regions. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 10.1%.
Run Rate from All Other - Private Assets increased 5.6% for the year ended December 31, 2024, primarily driven by growth from Private Capital Solutions. The growth in Private Capital Solutions Run Rate was primarily driven by growth from Transparency and Universe Data products and reflected growth across all regions. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets Run Rate would have increased 6.8%.
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

The following table presents our recurring subscription sales, cancellations and non-recurring sales for the years indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Index
New recurring subscription sales	$118,191	$116,016	1.9%
Subscription cancellations	(45,730)	(32,298)	41.6%
Net new recurring subscription sales	$72,461	$83,718	(13.4%)
Non-recurring sales	$62,840	$87,775	(28.4%)
Total gross sales	$181,031	$203,791	(11.2%)
Total Index net sales	$135,301	$171,493	(21.1%)

Analytics
New recurring subscription sales	$82,419	$79,035	4.3%
Subscription cancellations	(39,106)	(34,675)	12.8%
Net new recurring subscription sales	$43,313	$44,360	(2.4%)
Non-recurring sales	$16,368	$14,379	13.8%
Total gross sales	$98,787	$93,414	5.8%
Total Analytics net sales	$59,681	$58,739	1.6%

ESG and Climate
New recurring subscription sales	$55,397	$55,092	0.6%
Subscription cancellations	(22,989)	(10,923)	110.5%
Net new recurring subscription sales	$32,408	$44,169	(26.6%)
Non-recurring sales	$9,015	$5,625	60.3%
Total gross sales	$64,412	$60,717	6.1%
Total ESG and Climate net sales	$41,423	$49,794	(16.8%)

All Other - Private Assets
New recurring subscription sales	$40,758	$26,175	55.7%
Subscription cancellations	(23,685)	(15,337)	54.4%
Net new recurring subscription sales	$17,073	$10,838	57.5%
Non-recurring sales	$3,878	$2,151	80.3%
Total gross sales	$44,636	$28,326	57.6%
Total All Other - Private Assets net sales	$20,951	$12,989	61.3%

Consolidated
New recurring subscription sales	$296,765	$276,318	7.4%
Subscription cancellations	(131,510)	(93,233)	41.1%
Net new recurring subscription sales	$165,255	$183,085	(9.7%)
Non-recurring sales	$92,101	$109,930	(16.2%)
Total gross sales	$388,866	$386,248	0.7%
Total net sales	$257,356	$293,015	(12.2%)

Retention Rate
The following table presents our Retention Rate for the periods indicated:

	Index(1)	Analytics(1)	ESG and Climate	All Other - Private Assets	Total
2024
Three Months Ended March 31,	93.2%	93.5%	90.8%	92.2%	92.8%
Three Months Ended June 30,	95.2%	95.8%	94.3%	91.2%	94.8%
Three Months Ended September 30,	95.4%	93.8%	93.0%	92.7%	94.2%
Three Months Ended December 31,	95.0%	93.3%	93.1%	86.4%	93.1%
Year Ended December 31,	94.7%	94.1%	92.8%	90.6%	93.7%
2023
Three Months Ended March 31,	96.4%	94.0%	96.1%	92.1%	95.2%
Three Months Ended June 30,	95.8%	95.2%	96.9%	92.8%	95.5%
Three Months Ended September 30,	96.2%	95.1%	96.0%	91.3%	95.4%
Three Months Ended December 31,	95.0%	93.1%	94.7%	88.8%	93.6%
Year Ended December 31,	95.8%	94.4%	95.9%	90.4%	94.7%
______________________________
(1)Retention rate for Index excluding the impact of the acquisition of Foxberry was 95.0% and 94.7% for the three months and year ended December 31, 2024, respectively. Retention rate for Analytics excluding the impact of the acquisition of Fabric was 93.3% and 94.1% for the three months and year ended December 31, 2024, respectively.
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
For example, in the fourth quarter of 2024, we recorded cancellations of $36.0 million. To derive the Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $36.0 million to derive $144.1 million of annualized cancellations. This $144.1 million was then divided by the $2,096.8 million subscription Run Rate at the beginning of the year, which is adjusted to include Fabric’s and Foxberry’s Run Rate as of the date of acquisition, to derive a cancellation rate of 6.9%. The 6.9% was then subtracted from 100.0% to derive a Retention Rate of 93.1% for the fourth quarter.
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
For the year ended December 31, 2024, 27.4% of our cancellations occurred in the fourth quarter. In our product lines, Retention Rate is generally higher during the first three quarters and lower in the fourth quarter, as the fourth quarter is traditionally the largest renewal period in the year.

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
Senior Notes and Credit Agreement
As of December 31, 2024, we had an aggregate of $4,200.0 million in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of December 31, 2024 an aggregate of $336.9 million in outstanding borrowings under the Revolving Credit Facility. See Note 6, “Debt,” of the Notes to Consolidated Financial Statements included herein for additional information on our outstanding indebtedness and Revolving Credit Facility.
On January 26, 2024, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) amending and restating in its entirety the prior credit agreement dated as of June 9, 2022 (the “Prior Credit Agreement”). The Credit Agreement makes available an aggregate of $1,250.0 million of revolving loan commitments under the Revolving Credit Facility (“Revolving Loan Commitments”), which may be drawn until January 26, 2029. The Revolving Credit Facility under the Credit Agreement was drawn at closing in an amount sufficient to prepay all term loans outstanding under the term loan A facility (the “TLA Facility”) under the Prior Credit Agreement. The obligations under the Credit Agreement are general unsecured obligations of the Company.
The indentures governing our Senior Notes (the “Indentures”) among us and Computershare, National Association, as trustee and successor to Wells Fargo Bank, National Association, contain covenants that limit our and our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets, and that limit the ability of our subsidiaries to incur certain additional indebtedness.
The Credit Agreement also contains covenants that limit our and our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets, and that limit the ability of our subsidiaries to incur certain indebtedness.
The Credit Agreement and the Indentures also contain customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, and bankruptcy and insolvency events, and, in the case of the Credit Agreement, invalidity or impairment of loan documentation, change of control and customary Employee Retirement Income Security Act (“ERISA”) defaults in addition to the foregoing. None of the restrictions detailed above are expected to impact our ability to effectively operate the business.
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for four fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 4.00:1.00. As of December 31, 2024, our Consolidated Leverage Ratio was 2.34:1.00 and our Consolidated Interest Coverage Ratio was 10.16:1.00.
Upon the closing of the Credit Agreement on January 26, 2024, the subsidiary guarantors were released from their guarantees under the Indentures and the Prior Credit Agreement. Previously, the Senior Notes and the Prior Credit Agreement were fully and unconditionally, and jointly and severally, guaranteed by our direct or indirect wholly owned domestic subsidiaries that accounted for more than 5% of our and our subsidiaries’ consolidated assets, other than certain excluded subsidiaries. As a result, as of December 31, 2024, all of the Company’s subsidiaries were non-guarantor subsidiaries under the Indentures (‘non-guarantor subsidiaries”). The non-guarantor subsidiaries accounted for approximately $2,249.1 million, or 78.7%, of our total revenue for the trailing 12 months ended December 31, 2024, approximately $811.6 million, or 53.1%, of our consolidated operating income for the trailing 12 months ended December 31, 2024, and approximately $4,861.2 million, or 89.3%, of our consolidated total assets (excluding intercompany assets) and $1,532.8 million, or 24.0%, of our consolidated total liabilities, in each case as of December 31, 2024.

Share Repurchases
In 2024, our Board of Directors approved a stock repurchase program for the purchase of shares of the Company’s common stock in the open market. See Note 11, “Shareholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements included herein for additional information on our stock repurchase program.
As of trade date February 6, 2025, a total of $1.4 billion of authorization remained available under the share repurchase program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On September 17, 2014, our Board of Directors approved a plan to initiate a regular quarterly cash dividend to our shareholders. On October 30, 2014, we began paying regular quarterly cash dividends and have paid such dividends each quarter thereafter.
On January 28, 2025, the Board of Directors declared a quarterly cash dividend of $1.80 per share for the three months ending March 31, 2025. This reflects an increase of 12.5% over the quarterly cash dividend declared for the three months ended December 31, 2024. The first quarter 2025 dividend is payable on February 28, 2025 to shareholders of record as of the close of trading on February 14, 2025.
Cash Flows
The following table presents the Company’s cash and cash equivalents, including restricted cash, as of the dates indicated:

	As of
(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents (includes restricted cash of $3,497 and $3,878 at December 31, 2024 and December 31, 2023, respectively)	$409,351	$461,693
The following table presents the breakdown of the Company’s cash flows for the periods indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023
Net cash provided by operating activities	$1,501,627	$1,236,029
Net cash (used in) investing activities	(144,255)	(819,378)
Net cash (used in) financing activities	(1,402,308)	(953,931)
Effect of exchange rate changes	(7,406)	5,409
Net increase (decrease) in cash, cash equivalents and restricted cash	$(52,342)	$(531,871)
Cash and Cash Equivalents
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of December 31, 2024 and 2023, $265.5 million and $285.2 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by higher cash collections from customers, partially offset by higher cash expenses, mainly reflecting higher cash compensation.
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
Cash Flows From Investing Activities
The year-over-year change was primarily driven by the impact of lower cash paid for business acquisitions.
Cash Flows From Financing Activities
The year-over-year change was primarily driven by the impact of higher share repurchases and dividend payments.
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
Contractual Obligations
Our contractual obligations consist primarily of our debt obligations arising from the issuance of the Senior Notes, Revolving Loan Commitments, leases for office space, leases for equipment and other operating leases and obligations to vendors arising out of market data contracts. The following table summarizes our contractual obligations for the periods indicated as of December 31, 2024:

		Years Ending December 31,
(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
Senior Notes(1)	$5,193,323	$155,875	$155,875	$155,875	$155,875	$1,155,875	$3,413,948
Revolving Loan Commitments(2)	425,470	22,349	22,349	21,883	20,554	338,335	—
Operating leases	165,605	30,220	30,361	24,421	23,931	16,573	40,099
Vendor obligations	176,585	80,776	53,020	37,638	3,872	1,279	—
Other obligations(3)	9,959	9,959	—	—	—	—	—
Total contractual obligations	$5,970,942	$299,179	$261,605	$239,817	$204,232	$1,512,062	$3,454,047
______________________________
(1)Includes the impact of payments for the principal amount on the Senior Notes due 2029, the Senior Notes due 2030, the 3.875% Senior Notes due 2031, the 3.625% Senior Notes due 2031 and the Senior Notes due 2033 plus interest based on the 4.000%, 3.625%, 3.875%, 3.625% and 3.250% coupon interest rates, respectively.
(2)Includes the impact of payments for the principal amount as well as coupon interest payments at the interest rate in effect as of December 31, 2024 on the revolving loans under the Revolving Credit Facility due 2029.
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2024 and 2023, 16.6% and 16.7%, respectively, of our revenues were subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 16.6% of non-U.S. dollar exposure for the year ended December 31, 2024, 41.9% was in Euros, 32.9% was in British pounds sterling and 17.8% was in Japanese yen. Of the 16.7% of non-U.S. dollar exposure for the year ended December 31, 2023, 41.9% was in Euros, 32.5% was in British pounds sterling and 17.7% was in Japanese yen.
Revenues from asset-based fees represented 23.0% and 22.0% of operating revenues for the years ended December 31, 2024 and 2023, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 40.9% and 42.4% of our operating expenses for the years ended December 31, 2024 and 2023, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Mexican pesos and Swiss francs.
We have certain monetary assets and liabilities denominated in currencies other than local functional amounts, and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $4.8 million and $4.5 million for the year ended December 31, 2024 and 2023, respectively.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of MSCI Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Recurring Subscriptions, Asset-Based Fees, and Non-Recurring Revenues
As described in Notes 1 and 3 to the consolidated financial statements, the Company recognized operating revenues of $2.6 billion for the year ended December 31, 2024, related to recurring subscriptions, asset-based fees, and non-recurring revenues from the Index, Analytics, and ESG and Climate segments. Recurring subscription revenues represent fees earned from clients primarily under renewable contracts or agreements and are generally paid annually in advance and recognized in most cases ratably over the term of the license or service pursuant to the contract terms. Asset-based fees are principally recognized based on the estimated assets under management (AUM) linked to the Company's indexes from independent third-party sources or the most recently reported information provided by the client. Asset-based fees also include revenues related to futures and options contracts linked to the Company’s indexes, which are primarily based on trading volumes and fee levels. Asset-based fees are generally variable based upon AUM or the volume of trades or fee levels and are generally billed quarterly in arrears. Non-recurring revenues primarily represent fees earned on products and services where the Company typically does not have renewal clauses within the contract. Examples of such products and services include one-time license fees, certain derivative financial products, certain implementation services, historical data sets and, occasionally, fees for unlicensed usage of content in historical periods. Based on the nature of the services provided, non-recurring revenues are generally billed either in advance or after delivery and recognized point in time or over the service period.
The principal considerations for our determination that performing procedures relating to revenue recognition for recurring subscriptions, asset-based fees, and non-recurring revenues is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.
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
Goodwill Impairment Assessments – Real Assets and Private Capital Solutions Reporting Units
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s goodwill balance was $2.9 billion as of December 31, 2024. Management tests goodwill for impairment on an annual basis on July 1st and on an interim basis when certain events and circumstances exist. The test for impairment is performed at the reporting unit level. Goodwill impairment is determined by comparing the fair value of a reporting unit with its carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, an impairment charge will be recorded up to, but not more than, the total amount of goodwill allocated to the reporting unit. As disclosed by management, as of December 31, 2024, the carrying value of goodwill within the Real Assets and Private Capital Solutions reporting units was $689.8 and $617.8 million, respectively. Management uses an equal weighting of the income approach and the market approach to estimate the fair value of each reporting unit. The income approach requires significant judgment in estimating future cash flows, including assumptions, amongst others, about revenue growth rates and EBITDA margins, and the selection of an appropriate discount rate. The market approach utilizes valuation multiples of revenue and cash flows derived from guideline public companies that have similar characteristics to each reporting unit being valued. Selecting appropriate guideline companies, valuation multiples and other key assumptions such as revenue growth rates and discount rates requires significant management judgment.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Real Assets and Private Capital Solutions reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Real Assets and Private Capital Solutions reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, projected EBITDA margins, discount rates, guideline companies, and valuation multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Real Assets and Private Capital Solutions reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Real Assets and Private Capital Solutions reporting units; (ii) evaluating the appropriateness of the income approach and market approach used by management; (iii)

testing the completeness and accuracy of underlying data used in the income approach and market approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, projected EBITDA margins, discount rates, guideline companies, and valuation multiples. Evaluating management’s assumptions related to certain revenue growth rates and projected EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Real Assets and Private Capital Solutions reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and market approach, (ii) the reasonableness of the discount rate assumptions and certain revenue growth rate assumptions used in the income approach, and (iii) the reasonableness of guideline companies and valuation multiples used in the market approach.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 7, 2025
We have served as the Company’s auditor since 2014.

MSCI INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
(In thousands, except per share and share data)	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3,497 and $3,878 at December 31, 2024 and December 31, 2023, respectively)	$409,351	$461,693
Accounts receivable (net of allowances of $5,284 and $3,968 at December 31, 2024 and December 31, 2023, respectively)	820,709	839,555
Prepaid income taxes	48,162	59,002
Prepaid and other assets	65,799	57,903
Total current assets	1,344,021	1,418,153
Property, equipment and leasehold improvements, net	70,885	55,920
Right of use assets	119,435	115,243
Goodwill	2,915,167	2,887,692
Intangible assets, net	907,613	956,234
Deferred tax assets	40,626	41,074
Other non-current assets	47,692	43,903
Total assets	$5,445,439	$5,518,219

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,517	$9,812
Income taxes payable	37,989	24,709
Accrued compensation and related benefits	217,492	219,456
Current portion of long-term debt	—	10,902
Other accrued liabilities	192,233	168,282
Deferred revenue	1,123,423	1,083,864
Total current liabilities	1,585,654	1,517,025
Long-term debt	4,510,816	4,496,826
Long-term operating lease liabilities	121,153	120,134
Deferred tax liabilities	47,623	27,028
Other non-current liabilities	120,190	96,970
Total liabilities	6,385,436	6,257,983

Commitments and Contingencies (see Note 6 and Note 10)

Shareholders' equity (deficit):
Preferred Stock (par value $0.01, 100,000,000 shares authorized, 0 shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 134,079,855 and 133,817,332 common shares issued and 77,744,588 and 79,091,212 common shares outstanding at December 31, 2024 and December 31, 2023, respectively)	1,341	1,338
Treasury shares, at cost (56,335,267 and 54,726,120 common shares held at December 31, 2024 and December 31, 2023, respectively)	(7,334,291)	(6,447,101)
Additional paid in capital	1,683,693	1,587,670
Retained earnings	4,780,300	4,179,681
Accumulated other comprehensive loss	(71,040)	(61,352)
Total shareholders' equity (deficit)	(939,997)	(739,764)
Total liabilities and shareholders' equity (deficit)	$5,445,439	$5,518,219
See Notes to Consolidated Financial Statements.

MSCI INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share data)	December 31, 2024	December 31, 2023	December 31, 2022
Operating revenues	$2,856,128	$2,528,920	$2,248,598

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	514,382	446,581	404,341
Selling and marketing	291,220	276,204	264,583
Research and development	158,653	132,121	107,205
General and administrative	182,340	153,967	146,857
Amortization of intangible assets	164,037	114,429	91,079
Depreciation and amortization of property, equipment and leasehold improvements	16,978	21,009	26,893
Total operating expenses	1,327,610	1,144,311	1,040,958

Operating income	1,528,518	1,384,609	1,207,640

Interest income	(21,277)	(34,479)	(11,769)
Interest expense	185,500	186,679	171,571
Gain on remeasurement of equity method investment	—	(143,029)	—
Other expense (income)	8,127	6,377	3,997

Other expense (income), net	172,350	15,548	163,799

Income before provision for income taxes	1,356,168	1,369,061	1,043,841
Provision for income taxes	247,040	220,469	173,268
Net income	$1,109,128	$1,148,592	$870,573

Earnings per share:
Basic	$14.09	$14.45	$10.78
Diluted	$14.05	$14.39	$10.72

Weighted average shares outstanding:
Basic	78,710	79,462	80,746
Diluted	78,960	79,843	81,215
See Notes to Consolidated Financial Statements.

MSCI INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Net income	$1,109,128	$1,148,592	$870,573
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,590)	7,319	(16,016)
Income tax effect	749	(1,451)	2,722
Foreign currency translation adjustments, net	(6,841)	5,868	(13,294)

Pension and other post-retirement adjustments	(3,671)	(8,832)	15,593
Income tax effect	824	1,823	(3,715)
Pension and other post-retirement adjustments, net	(2,847)	(7,009)	11,878
Other comprehensive (loss) income, net of tax	(9,688)	(1,141)	(1,416)
Comprehensive income	$1,099,440	$1,147,451	$869,157
See Notes to Consolidated Financial Statements.

MSCI INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$1,332	$(4,540,144)	$1,457,623	$2,976,517	$(58,795)	$(163,467)
Net income				870,573		870,573
Dividends declared ($4.58 per common share)				(373,898)		(373,898)
Dividends paid in shares			162			162
Other comprehensive income (loss), net of tax					(1,416)	(1,416)
Shares withheld for tax withholding		(112,681)				(112,681)
Common stock issued	4					4
Compensation payable in common stock			58,089			58,089
Common stock repurchased and held in treasury		(1,284,825)				(1,284,825)
Common stock issued to Directors and (held in)/released from treasury		(466)				(466)

Balance at December 31, 2022	$1,336	$(5,938,116)	$1,515,874	$3,473,192	$(60,211)	$(1,007,925)
Net income				1,148,592		1,148,592
Dividends declared ($5.52 per common share)				(442,103)		(442,103)
Dividends paid in shares			152			152
Other comprehensive income (loss), net of tax					(1,141)	(1,141)
Shares withheld for tax withholding		(45,469)				(45,469)
Common stock issued	2					2
Compensation payable in common stock			71,644			71,644
Common stock repurchased and held in treasury		(462,693)				(462,693)
Common stock issued to Directors and (held in)/released from treasury		(823)				(823)

Balance at December 31, 2023	$1,338	$(6,447,101)	$1,587,670	$4,179,681	$(61,352)	$(739,764)
Net income				1,109,128		1,109,128
Dividends declared ($6.40 per common share)				(508,509)		(508,509)
Dividends paid in shares			156			156
Other comprehensive income (loss), net of tax					(9,688)	(9,688)
Shares withheld for tax withholding		(71,116)				(71,116)
Common stock issued	3					3
Compensation payable in common stock			95,867			95,867
Common stock repurchased and held in treasury		(817,366)				(817,366)
Common stock issued to Directors and (held in)/released from treasury		1,292				1,292
Balance at December 31, 2024	$1,341	$(7,334,291)	$1,683,693	$4,780,300	$(71,040)	$(939,997)
See Notes to Consolidated Financial Statements.

MSCI INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net income	$1,109,128	$1,148,592	$870,573
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on remeasurement of equity method investment	—	(143,029)	—
Amortization of intangible assets	164,037	114,429	91,079
Stock-based compensation expense	95,204	71,653	58,094
Depreciation and amortization of property, equipment and leasehold improvements	16,978	21,009	26,893
Amortization of right of use assets	25,260	23,781	24,524
Loss on impairment of right of use assets, net	—	477	705
Amortization of debt origination fees	5,143	5,055	5,132
Loss on extinguishment of debt	1,510	—	—
Deferred taxes	14,328	(15,258)	36,436
Other adjustments	(2,704)	6,863	1,361
Changes in assets and liabilities:
Accounts receivable	10,226	(149,529)	(6,624)
Prepaid income taxes	10,721	(21,931)	(31,684)
Prepaid and other assets	(9,622)	1,564	(3,781)
Other non-current assets	402	(8,102)	31,448
Accounts payable	4,963	(6,044)	1,337
Income taxes payable	16,183	14,721	(49,296)
Accrued compensation and related benefits	6,445	23,218	(22,432)
Other accrued liabilities	9,589	3,536	10,654
Deferred revenue	46,060	171,968	72,752
Long-term operating lease liabilities	(26,063)	(24,062)	(25,467)
Other non-current liabilities	3,703	(6,538)	4,106
Other	136	3,656	(441)
Net cash provided by operating activities	1,501,627	1,236,029	1,095,369

Cash flows from investing activities
Acquisition of a business, net of cash acquired	(27,467)	(727,342)	—
Capital expenditures	(33,762)	(22,757)	(13,617)
Capitalized software development costs	(81,356)	(68,094)	(59,278)
Other	(1,670)	(1,185)	(6,435)
Acquisition of equity method investment	—	—	(5)
Net cash used in investing activities	(144,255)	(819,378)	(79,335)

Cash flows from financing activities
Repurchase of common stock held in treasury	(885,266)	(504,188)	(1,397,506)
Payment of dividends	(509,109)	(440,993)	(372,915)
Repayment of borrowings	(559,063)	(8,750)	(7,188)
Proceeds from borrowings	556,875	—	355,000
Payment of debt issuance costs	(3,739)	—	(2,560)
Payment of contingent consideration and deferred purchase price from acquisitions	(2,006)	—	(211)
Net cash used in financing activities	(1,402,308)	(953,931)	(1,425,380)

Effect of exchange rate changes	(7,406)	5,409	(18,539)

Net increase (decrease) in cash, cash equivalents and restricted cash	(52,342)	(531,871)	(427,885)
Cash, cash equivalents and restricted cash, beginning of period	461,693	993,564	1,421,449
Cash, cash equivalent and restricted cash, end of period	$409,351	$461,693	$993,564

Supplemental disclosure of cash flow information:
Cash paid for interest	$179,952	$182,313	$165,116
Cash paid for income taxes, net of refunds received	$201,028	$240,479	$180,686

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$2,629	$2,738	$1,849

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$1,585	$1,941	$3,748
See Notes to Consolidated Financial Statements.

MSCI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. INTRODUCTION AND BASIS OF PRESENTATION
Organization
MSCI Inc., together with its wholly owned subsidiaries (the “Company” or “MSCI”) is a leading provider of critical decision support tools and solutions for the global investment community. Our mission-critical offerings help investors navigate the complexities of a dynamic and evolving investment landscape. Leveraging our deep knowledge of the global investment process and our expertise in research, data and technology, we enable our clients to understand and analyze key drivers of risk and return and build portfolios more effectively. Our products and services include indexes; portfolio construction and risk management tools; sustainability and climate solutions; and private asset data and analytics.
Basis of Presentation
The consolidated financial statements and accompanying notes to financial statements, which include the accounts of MSCI Inc. and its wholly owned subsidiaries, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period presentation.
On October 2, 2023, the Company acquired the remaining 66.4% interest in The Burgiss Group, LLC (“Burgiss”) for $696.8 million in cash. Prior to the acquisition, Burgiss was a related party and its results were included in the Company’s Burgiss operating segment as an equity method investment based on the Company’s 33.6% ownership. The Company’s existing 33.6% interest had a fair value of $353.2 million at the date of acquisition. This resulted in a non-taxable, one-time gain on the remeasurement of our equity method investment in Burgiss of $143.0 million in the fourth quarter of 2023. During the year ended December 31, 2023, the Company renamed the Burgiss operating segment to Private Capital Solutions. Burgiss’ consolidated results were included in the Company’s All Other – Private Assets category following the acquisition.
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
Revenues By Segment and All – Other Private Assets
Index segment operating revenues consist of fees earned primarily for licenses of index data subscriptions, performance obligations to deliver the data are satisfied over time and, accordingly, revenue is recognized ratably over the term of the agreement pursuant to the contract terms. With respect to licenses to create indexed investment products, such as exchange-traded funds (“ETFs”), passively managed funds, or licenses which allow certain exchanges to use MSCI’s indexes as the basis for futures and options contracts, MSCI’s performance obligation allows customers to use the Company’s intellectual property (e.g., the indexes) as the basis of the funds or other investment products the customers create over the term of the agreement. The fees earned for these rights are typically variable, in which case they are accrued under the sales and usage-based royalty exception pursuant to the level of performance achieved, which is primarily measured based on AUM, volume of trades or fee levels. The level of performance achieved is based on information obtained from independent third-party sources or best estimates taking into account the most recently reported information from the client.
Analytics segment operating revenues are recognized as MSCI satisfies performance obligations through providing access to its proprietary models or hosted applications and, in some cases, delivery of managed services, which are typically satisfied over time, and operating revenues are recognized ratably over the term of the service period. For implementation services, MSCI meets its performance obligation once the implementation is complete and the related service is available for the client to use. Operating revenues are recognized at the point in time when the implementation service is completed.
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
All Other – Private Assets operating revenues are recognized as MSCI's performance obligations to provide analysis, insights and data to clients are satisfied. The majority of these performance obligations are satisfied over the term of the license period, with operating revenues recognized ratably. Certain other Real Assets products, including benchmark reports, are recognized at the point in time when the Company satisfies the performance obligation through delivery to the client.

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
Changes in the allowance for credit losses from December 31, 2021 to December 31, 2024 were as follows:

(in thousands)	Amount
Balance as of December 31, 2021	$2,337
Addition to credit loss expense	910
Write-offs, net of recoveries	(595)
Balance as of December 31, 2022	$2,652
Addition to credit loss expense	2,196
Write-offs, net of recoveries	(880)
Balance as of December 31, 2023	$3,968
Addition to credit loss expense	3,990
Write-offs, net of recoveries	(2,674)
Balance as of December 31, 2024	$5,284
Goodwill
Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the acquired net tangible and separately identifiable intangible assets. The Company’s goodwill is not amortized, but rather is subject to an impairment test each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Subtopic 350-10, “Intangibles—Goodwill and Other.”
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

The Company completed its annual goodwill impairment test as of July 1, 2024 on its Index, Analytics, ESG and Climate, Real Assets and Private Capital Solutions reporting units, which were also the Company’s operating segments. As of July 1, 2024,the Company performed a quantitative test for impairment and determined that the fair value of all reporting units exceeded their respective carrying values. See Note 13, “Segment Information,” for further descriptions of the operating segments.
Based on the results of the annual goodwill impairment testing performed and given there were no impairment triggers identified as part of interim assessments, no impairment of goodwill was recorded during the years ended December 31, 2024, 2023 and 2022.
Intangible Assets
The Company amortizes definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also reviews the useful lives on a periodic basis to determine if the period of economic benefit has changed. If the carrying value of an intangible asset exceeds its fair value, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the intangible asset exceeds its fair value. There were no events or changes in circumstances that would indicate that the carrying value of the definite-lived intangible assets may not be recoverable during the years ended December 31, 2024 and 2023.
The Company had no indefinite-lived intangible assets other than goodwill during the years ended December 31, 2024 and 2023.
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
Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right of use assets are recognized on the commencement date based on the present value of lease payments over the lease term adjusted for initial direct costs and lease incentives received or deemed probable of being received. MSCI uses its incremental borrowing rate based on the information available on the commencement date of the lease in determining the present value of lease payments. The lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
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

Accrued Compensation
A significant portion of the Company’s employee incentive compensation programs are discretionary. The Company makes estimates in determining its accrued compensation and benefits expenses. Accrued cash incentive estimates reflect an assessment of performance versus targets and other key performance indicators at the Company, operating segment and employee level. The Company also reviews compensation and benefits expenses throughout the year to determine how overall performance compares to management’s expectations. These and other factors, including historical performance, are taken into account in accruing discretionary cash compensation estimates quarterly.
Concentrations
For the years ended December 31, 2024, 2023 and 2022, BlackRock, Inc. accounted for 10.2%, 9.8%, and 10.3% of the Company’s consolidated operating revenues, respectively. For the years ended December 31, 2024, 2023 and 2022, BlackRock, Inc. accounted for 17.9%, 16.8% and 17.4% of the Index segment’s operating revenues, respectively. No single customer accounted for 10.0% or more of operating revenues within Analytics, ESG and Climate or All Other – Private Assets for the years ended December 31, 2024, 2023 and 2022.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the FASB issued Accounting Standards Update No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. The amendments in ASU 2023-07 aim to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 was adopted by the Company and is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods. The adoption of ASU 2023-07 expanded certain disclosures but did not have a material impact on our consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The adoption of ASU 2023-09 will expand our disclosures, but we do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” or ASU 2024-03. The amendments in ASU 2024-03 require additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03 is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2027 and interim period reporting beginning in fiscal 2028 on a prospective basis. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
3. REVENUE RECOGNITION
MSCI’s operating revenues are reported by product type and each product type may have different timing for recognizing revenue. The Company’s operating revenues types are recurring subscriptions, asset-based fees and non-recurring revenues. The Company also disaggregates operating revenues by segment.

The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Year Ended December 31, 2024
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenues Types
Recurring subscriptions	$882,367	$658,610	$318,835	$254,633	$2,114,445
Asset-based fees	657,501	—	—	—	657,501
Non-recurring	56,277	16,479	7,766	3,660	84,182
Total	$1,596,145	$675,089	$326,601	$258,293	$2,856,128

	For the Year Ended December 31, 2023
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenues Types
Recurring subscriptions	$814,582	$603,291	$282,351	$171,066	$1,871,290
Asset-based fees	557,502	—	—	—	557,502
Non-recurring	79,731	12,665	5,217	2,515	100,128
Total	$1,451,815	$615,956	$287,568	$173,581	$2,528,920

	For the Year Ended December 31, 2022
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenues Types
Recurring subscriptions	$729,710	$567,004	$223,160	$139,649	$1,659,523
Asset-based fees	528,127	—	—	—	528,127
Non-recurring	45,372	9,103	5,151	1,322	60,948
Total	$1,303,209	$576,107	$228,311	$140,971	$2,248,598
The table that follows presents the change in accounts receivable, net of allowances and current deferred revenue between the dates indicated:

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2023)	$839,555	$1,083,864
Closing (December 31, 2024)	820,709	1,123,423
Increase/(decrease)	$(18,846)	$39,559

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2022)	$663,236	$882,886
Closing (December 31, 2023)	839,555	1,083,864
Increase/(decrease)	$176,319	$200,978
The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects the contract liability amounts, was $1,022.9 million, $836.7 million and $819.9 million for the years ended December 31, 2024, 2023 and 2022 respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in billings, partially offset by an increase in amortization of deferred revenue to operating revenues. As of December 31, 2024, 2023 and 2022, the Company carried a long-term deferred revenue balance of $32.2 million, $28.8 million and $29.4 million, respectively, in “Other non-current liabilities” on the Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
(in thousands)	December 31, 2024
First 12-month period	$958,915
Second 12-month period	608,752
Third 12-month period	284,469
Periods thereafter	221,101
Total	$2,073,237
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, RSUs, PSUs and PSOs.
The following table presents the computation of basic and diluted EPS:

	Years Ended
(in thousands, except per share data)	December 31, 2024	December 31, 2023	December 31, 2022
Net income	$1,109,128	$1,148,592	$870,573

Basic weighted average common shares outstanding	78,710	79,462	80,746
Effect of dilutive securities:
PSUs, RSUs, and PSOs	250	381	469
Diluted weighted average common shares outstanding	78,960	79,843	81,215

Earnings per common share:
Basic	$14.09	$14.45	$10.78
Diluted	$14.05	$14.39	$10.72
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
The step acquisition has been accounted for as a business combination using the acquisition method of accounting and its results are reported within the Private Capital Solutions operating segment within All Other – Private Assets. With the step acquisition, the Company renamed the Burgiss operating segment to Private Capital Solutions. Prior to the step acquisition, Burgiss was accounted for as an equity-method investment. Therefore, MSCI did not recognize the proportionate share of Burgiss’ operating revenues, rather, the Company’s proportionate share of the income or loss of Burgiss was reported as a component of other (expense) income, net. A portion of Burgiss’s client agreements do not have automatic renewal clauses at the end of the subscription period. Due to the historically high retention rate, the expectation that a substantial portion of the client agreements will be renewed and the nature of the subscription service, the associated revenue is recorded as recurring subscription revenue.

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
Revenue of Burgiss recognized within the consolidated financial statements was $105.9 million and $25.4 million for the year ended December 31, 2024 and 2023, respectively.
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
The Company recognizes the fair value of contingent consideration at the date of acquisition. The liability associated with any contingent consideration is remeasured to fair value at each reporting date subsequent to the acquisition and changes in the fair value are recorded in the Consolidated Statements of Income.
The following table presents the preliminary acquired balances related to the acquisitions of Trove, Fabric and Foxberry:

(in thousands, except weighted average amortization period of intangible asset)	Trove	Fabric	Foxberry
Acquisition Date	November 1, 2023	January 2, 2024	April 16, 2024

Cash payments	$37,465	$7,959	$20,945
Deferred payments	—	—	2,529
Contingent consideration liability	—	8,146	19,094
Aggregate purchase price	$37,465	$16,105	$42,568

Net tangible assets acquired (liabilities assumed)	$(4,787)	$(1,099)	$(3,877)
Intangible assets	7,705	11,300	22,500
Goodwill	34,547	5,904	23,945
Aggregate purchase price	$37,465	$16,105	$42,568

Weighted average amortization period of intangible assets (years)	13.0	9.1	7.9
The fair values of the contingent consideration were determined based on management estimates and assumptions which primarily include forecasted product sales, probability of achievement of certain integration targets and discount rates. The Company classifies these liabilities as Level 3 within the fair value hierarchy, as the measurement is based on inputs that are not observable in the market. As of December 31, 2024, the fair value of the contingent consideration was $28.6 million, of which $9.4 million is included in “Other accrued liabilities” and $19.2 million is included in “Other non-current liabilities” on the Consolidated Statement of Financial Condition.
Changes in the Company’s Level 3 financial liabilities for the periods indicated were as follows:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Beginning balance	$—	$—	$—
Additions of contingent consideration(1)	27,240	—	—
Change in fair value	1,407	—	—
Payments	—	—	—
Ending Balance	$28,647	$—	$—
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
Revenue of Trove, Fabric and Foxberry recognized within the Consolidated Statement of Income was not material for the years ended December 31, 2024 or 2023.

6. DEBT
As of December 31, 2024, the Company had outstanding an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) and $336.9 million under the Revolving Credit Facility (as defined below) as presented in the table below:

(in thousands)	Maturity Date	Principal amount outstanding at December 31, 2024	Carrying value at December 31, 2024	Carrying value at December 31, 2023	Fair Value at December 31, 2024	Fair Value at December 31, 2023
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000,000	$994,727	$993,637	$944,070	$941,090
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	896,249	895,587	820,845	815,526
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	993,255	992,161	918,400	914,360
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	595,509	594,852	538,350	529,458
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	694,201	693,532	592,046	586,509
Variable rate Tranche A Term Loans due 2027(1)	February 16, 2027	—	—	337,959	—	337,367
Variable rate Revolving Loan Commitments(2)	January 26, 2029	336,875	336,875	—	333,506	—
Total debt		$4,536,875	$4,510,816	$4,507,728	$4,147,217	$4,124,310
__________________________
(1)All senior unsecured Tranche A Term Loans (as defined below) were repaid and extinguished during the year ended December 31, 2024.
(2)As of December 31, 2024, there were $4.0 million in unamortized deferred financing fees associated with the variable rate revolving loan commitments under the Revolving Credit Facility (“Revolving Loan Commitments”) of which $1.0 million is included in “Prepaid and other assets,” and $3.0 million is included in “Other non-current assets” on the Consolidated Statement of Financial Condition.
Maturities of the Company’s principal debt payments as of December 31, 2024 are as follows:

Maturity of Principal Debt Payments (in thousands)	Amounts
2025	$—
2026	—
2027	—
2028	—
2029	1,336,875
Thereafter	3,200,000
Total debt	$4,536,875
Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Revolving Loan Commitments
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
Variable rate Revolving Loan Commitments(1)	Variable	February 26
______________________________
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
Credit Agreement. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks. On January 26, 2024, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) amending and restating in its entirety the Company’s prior Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The Credit Agreement makes available to the Company an aggregate of $1,250.0 million of Revolving Loan Commitments under a revolving credit facility (the “ Revolving Credit Facility”), which may be drawn until January 26, 2029. At the closing of the Credit Agreement, the Company drew $336.9 million on the Revolving Credit Facility and primarily used the proceeds to prepay all senior unsecured Tranche A Term Loans (the “Tranche A Term Loans”) under the term loan A facility (the “TLA Facility”) under the Prior Credit Agreement. The obligations under the Credit Agreement are general unsecured obligations of the Company. The prepayment of the Tranche A Term Loans and the entry into the Credit Agreement resulted in an approximately $1.5 million loss on extinguishment related to unamortized debt issuance costs during the three months ended March 31, 2024. The loss on extinguishment was recorded in “Other expense (income)” on the Consolidated Statement of Income.
As of December 31, 2024, the Company had $336.9 million of revolving loans outstanding under the Revolving Credit Facility. The Company may use the Revolving Credit Facility for general corporate purposes (including, working capital and acquisitions and other transactions permitted under the Credit Agreement).
Interest on the revolving loans under the Credit Agreement accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin to be determined based on the credit ratings of the Company’s senior, unsecured long-term debt and will be due on each Interest Payment Date (as defined in the Credit Agreement). So long as the credit rating for the Company’s senior, unsecured long-term debt is set at BBB-/BBB- by each of S&P and Fitch, respectively, the applicable margin is 0.50% for Base Rate loans, and 1.50% for SOFR loans. At December 31, 2024, the interest rate on the revolving loans under the Revolving Credit Facility was 6.0%.

In connection with the closings of the Senior Notes offerings, entry into the Prior Credit Agreement and the subsequent amendments thereto, and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At December 31, 2024, $30.1 million of the deferred financing fees and premium remain unamortized, $1.0 million of which is included in “Prepaid and other assets,” $3.0 million of which is included in “Other non-current assets” and $26.1 million of which is included in “Long-term debt” on the Consolidated Statement of Financial Condition.

7. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease expenses	$31,321	$29,240	$29,724
Variable lease costs	2,132	3,876	3,286
Short-term lease costs	811	745	477
Sublease income	(3,308)	(5,127)	(4,630)
Total lease costs	$30,956	$28,734	$28,857
The Company’s leases have remaining lease terms of up to approximately 11 years. Some of these leases have options to extend which, if exercised, would extend the maximum remaining term to approximately 22 years. Some of the leases also provide for early termination, the exercise of which would shorten the term of those leases by up to 5 years.
Maturities of the Company’s operating lease liabilities, interest and other relevant line items in the Consolidated Statement of Financial Condition as of December 31, 2024 are as follows:

Maturity of Lease Liabilities (in thousands)	Operating Leases
2025	$30,220
2026	30,361
2027	24,421
2028	23,931
2029	16,573
Thereafter	40,099
Total lease payments	$165,605
Less: Interest	(19,601)
Present value of lease liabilities	$146,004

Other accrued liabilities	$24,851
Long-term operating lease liabilities	$121,153
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	6.27	7.04
Weighted-average discount rate	4.06%	3.66%
Other information related to the Company’s operating leases are as follows:

	Years Ended
Other Information (in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating cash flows used for operating leases	$31,689	$31,249	$29,385
Right of use assets obtained in exchange for new operating lease liabilities	$32,386	$12,568	$15,979

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
Property, equipment and leasehold improvements, net at December 31, 2024 and 2023 consisted of the following:

	As of
(in thousands)	Estimated Useful Lives	December 31, 2024	December 31, 2023
Computer & related equipment	2 to 7 years	$177,346	$192,008
Furniture & fixtures	7 years	15,489	16,169
Leasehold improvements	1 to 21 years	56,413	58,582
Work-in-process	—	1,542	897
Subtotal		250,790	267,656
Accumulated depreciation and amortization		(179,905)	(211,736)
Property, equipment and leasehold improvements, net		$70,885	$55,920
Depreciation and amortization expense of property, equipment and leasehold improvements was $17.0 million, $21.0 million and $26.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
9. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table shows the changes in our goodwill balances from December 31, 2022 to December 31, 2024:

	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2022	$1,201,622	$290,976	$48,047	$689,025	$2,229,670
Acquisitions⁽[1]⁾	—	—	34,912	618,415	653,327
Foreign exchange translation adjustment	1,813	—	1,765	1,117	4,695
Goodwill at December 31, 2023	$1,203,435	$290,976	$84,724	$1,308,557	$2,887,692
Acquisitions⁽[2]⁾	23,945	5,904	(365)	(582)	28,902
Foreign exchange translation adjustment	(424)	—	(656)	(347)	(1,427)
Goodwill at December 31, 2024	$1,226,956	$296,880	$83,703	$1,307,628	$2,915,167
______________________________
(1)Reflects the opening balance sheet impact of the acquisitions of Trove and Burgiss.
(2)Reflects the opening balance sheet and measurement period adjustment impacts of the acquisitions of Foxberry, Fabric, Trove and Burgiss.

Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Amortization expense of acquired intangible assets	$103,041	$72,303	$63,370
Amortization expense of internally developed capitalized software	60,996	42,126	27,709
Total amortization of intangible assets expense	$164,037	$114,429	$91,079
The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	December 31, 2024			December 31, 2023
(in thousands)	Gross intangible assets:	Accumulated amortization:	Net intangible assets:	Gross intangible assets:	Accumulated amortization:	Net intangible assets:
Customer relationships	$715,020	$(379,087)	$335,933	$709,299	$(340,248)	$369,051
Proprietary data	452,813	(104,980)	347,833	452,543	(64,694)	387,849
Acquired technology and software	256,794	(199,090)	57,704	228,785	(185,583)	43,202
Trademarks	209,090	(181,521)	27,569	209,090	(171,715)	37,375
Internally developed capitalized software	316,795	(178,221)	138,574	237,060	(118,303)	118,757
Total	$1,950,512	$(1,042,899)	$907,613	$1,836,777	$(880,543)	$956,234
Estimated amortization expense for succeeding years is presented below:

Years Ending December 31, (in thousands)	Amortization Expense
2025	$157,967
2026	122,475
2027	90,885
2028	70,363
2029	69,733
Thereafter	396,190
Total	$907,613
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

The following table reflects the employee benefits expense by cost, type and location in the Statement of Income for the periods indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Employee benefit cost type
401(k) and other defined contribution plans	$38,431	$33,416	$30,263
Pension related net period benefit expense	7,275	5,323	6,241
Total	$45,706	$38,739	$36,504

Location in the Statement of Income
Cost of revenues	$18,596	$15,504	$14,269
Selling and marketing	11,854	11,081	10,775
Research and development	10,577	8,435	7,453
General and administrative	3,391	2,949	3,027
Other expense (income)	1,288	770	980
Total	$45,706	$38,739	$36,504

The Company uses a measurement date of December 31 to calculate obligations under its pension and postretirement plans. As of December 31, 2024 and 2023, the Company carried a net liability of $37.3 million and $31.9 million, respectively, in “Other non-current liabilities” on the Consolidated Statement of Financial Condition related to its future pension obligations. The fair value of the defined benefit plan assets was $31.4 million and $31.8 million at December 31, 2024 and 2023, respectively.
The Company’s retiree benefit plans include defined benefit plans for employees in Switzerland, as well as other countries where MSCI maintains an operating presence.
Our Switzerland plans are government-mandated retirement funds that provide employees with a minimum investment return, which is determined annually by the Swiss government and was 1.3%, 1.0% and 1.0%, in the years ended December 31, 2024, 2023 and 2022, respectively. Under the Switzerland plans, the Company and our employees are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Employee contributions are based on the respective employee’s age, salary and chosen contribution scale. As of December 31, 2024 and 2023, the Switzerland defined benefit plans had a gross pension liability of $31.1 million and $30.9 million, respectively, and plan assets that totaled $25.9 million and $27.2 million, respectively. In the years ended December 31, 2024, 2023 and 2022, we recognized net periodic benefit expense of $0.4 million, $0.3 million and $0.4 million, respectively, related to our Switzerland plans. The discount rate for the Switzerland defined benefit pension plan was 1.00% and 1.40%, respectively, as of December 31, 2024 and 2023.
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
Return of capital
On October 28, 2024, the Board of Directors authorized a stock repurchase program (the “2024 Repurchase Program”) for the purchase of up to $1,500.0 million worth of shares of MSCI’s common stock in addition to the $405.4 million of authorization then remaining under a previously existing share repurchase program that was replaced by, and incorporated into, the 2024 Repurchase Program for a total of $1,905.4 million of stock repurchase authorization available under the 2024 Repurchase Program.

Share repurchases made pursuant to the 2024 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
As of December 31, 2024, there was $1,535.5 million of available authorization remaining under the 2024 Repurchase Program.
The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Year Ended (in thousands, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
December 31, 2024	$537.72	1,507	$810,176
December 31, 2023	$468.26	980	$458,721
December 31, 2022	$470.68	2,730	$1,284,825
_____________________________
(1)The values in this column exclude the 1% excise tax incurred on share repurchases pursuant to the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Consolidated Statements of Shareholders’ Equity (Deficit).
The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated

	Dividends
(in thousands, except per share data)	Per Share	Declared	Distributed	(Released)/ Deferred
2024
Three Months Ended March 31,	$1.60	$129,444	$131,378	$(1,934)
Three Months Ended June 30,	1.60	127,304	126,958	346
Three Months Ended September 30,	1.60	126,185	125,763	422
Three Months Ended December 31,	1.60	125,576	125,163	413
Year Ended December 31,	$6.40	$508,509	$509,262	$(753)
2023
Three Months Ended March 31,	$1.38	$111,986	$112,189	$(203)
Three Months Ended June 30,	1.38	110,383	110,147	236
Three Months Ended September 30,	1.38	109,847	109,408	439
Three Months Ended December 31,	1.38	109,887	109,399	488
Year Ended December 31,	$5.52	$442,103	$441,143	$960
2022
Three Months Ended March 31,	$1.04	$87,280	$87,846	$(566)
Three Months Ended June 30,	1.04	84,593	84,189	404
Three Months Ended September 30,	1.25	101,354	100,849	505
Three Months Ended December 31,	1.25	100,671	100,192	479
Year Ended December 31,	$4.58	$373,898	$373,076	$822

Common Stock
The following table presents activity related to shares of common stock issued and repurchased for the periods indicated:

	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Balance At December 31, 2021	133,162,178	(50,722,729)	82,439,449
Dividend payable/paid	124	—	124
Common stock issued	456,425	—	456,425
Shares withheld for tax withholding	—	(209,492)	(209,492)
Shares repurchased under stock repurchase programs	—	(2,729,715)	(2,729,715)
Shares issued to Directors	4,278	(1,080)	3,198
Balance At December 31, 2022	133,623,005	(53,663,016)	79,959,989
Dividend payable/paid	46	—	46
Common stock issued	188,798	—	188,798
Shares withheld for tax withholding	—	(81,789)	(81,789)
Shares repurchased under stock repurchase programs	—	(979,623)	(979,623)
Shares issued to Directors	5,483	(1,692)	3,791
Balance At December 31, 2023	133,817,332	(54,726,120)	79,091,212
Dividend payable/paid	104	—	104
Common stock issued	257,385	—	257,385
Shares withheld for tax withholding	—	(121,871)	(121,871)
Shares repurchased under stock repurchase programs	—	(1,506,682)	(1,506,682)
Shares issued to Directors	5,034	19,406	24,440
Balance At December 31, 2024	134,079,855	(56,335,267)	77,744,588
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
In January 2025, the Company granted a portion of its employees awards in the form of RSUs, PSUs, PSOs, and premium-priced stock options (“PPOs”). The total number of units and options granted was 419,786. The aggregate fair value of the awards was $129.7 million. The RSUs granted in 2025 vest at the end of a three-year service period. The PSUs granted in 2025 vest at the end of a three-year service period, are subject to a one-year sale restriction and are also subject to the achievement of an absolute total shareholder return compounded annual growth rate, measured over a three-year period. The PSOs granted in 2025 vest and become exercisable at the end of a three-year service period and are subject to a performance condition based on the combined level of achievement of a cumulative revenue performance goal and a cumulative adjusted EPS performance goal, measured over a three-year period. The PPOs granted in 2025 vest and become exercisable at the end of a five-year service period. All of these awards are subject to forfeiture under specific criteria set in the award agreements.

The following table presents the amount of share-based compensation expense by category for the periods indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cost of revenues	$27,518	$19,447	$15,404
Selling and marketing	20,863	17,392	14,218
Research and development	15,049	9,625	6,857
General and administrative	32,935	26,233	20,826
Other expense (income)	—	346	738
Total share-based compensation expense	$96,365	$73,043	$58,043
The windfall tax benefits for share-based compensation expense related to RSUs and PSUs (together, the “Share-based Awards”) granted to Company employees and to directors who are not employees of the Company were $15.7 million, $11.4 million and $28.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, $104.5 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to three years.
In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of common stock. As of December 31, 2024, 2.7 million shares of common stock were available for future grants under these plans.
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
The fair value of the PSUs on the award dates were estimated under the Monte Carlo method using the following weighted average assumptions:

	Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Risk free interest rate	4.08%	3.75%	1.42%
Historical stock price volatility	32.57%	41.10%	37.29%
Term (in years)	3.0	3.0	3.0
Discount of Lack of Marketability	7.2%	9.0%	8.0%

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

The following table presents activity concerning the Company’s vested and unvested Share-based Awards applicable to its employees (share data in thousands) for the period indicated:

For the Year Ended December 31, 2024 (in thousands, except fair value data)	Number of Shares	Weighted Average Grant Date Fair Value
Vested and unvested Share-based Awards at December 31, 2023	522	$346.44
Granted	240	$361.71
Conversion to common stock	(262)	$170.44
Canceled	(15)	$496.23
Vested and unvested Share-based Awards at December 31, 2024	485	$444.51

Vested and unvested Share-based Awards expected to vest	461	$439.30

The total fair value of Share-based Awards held by the Company’s employees that converted to MSCI common stock during the years ended December 31, 2024, 2023 and 2022 was $159.3 million, $107.8 million and $250.4 million, respectively.
Stock Option Awards
Certain Company employees have also been granted stock option awards in the form of PSOs. The fair value of PSOs on the award dates were estimated under the Black-Scholes pricing model using the following weighted average assumptions:

	Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Risk-free interest rate	3.94%	3.44%	1.71%
Expected stock volatility	33.96%	32.81%	30.37%
Expected life (in years)	6.5	6.5	6.5
Expected dividend yield	1.07%	1.00%	0.76%

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
The following table presents activity concerning the Company’s unvested PSOs related to its employees (share data in thousands):

For the Year Ended December 31, 2024 (in thousands, except fair value data)	Number of Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value(1)
Vested and unvested stock option awards at December 31, 2023	231	$552.18
Granted	146	$598.62
Conversion to stock options	—	$—
Canceled	(7)	$570.11
Vested and unvested stock option awards at December 31, 2024	370	$570.19	8.2	$13,162

Unvested stock option awards expected to vest	352	$569.28	8.1	$12,885
_____________________________
(1)Calculated using the closing stock price on the last trading day of fiscal 2024, less the option exercise price, multiplied by the number of PSOs multiplied by expected payout %.

There were no stock options outstanding that could be exercised during any of the years ended December 31, 2024, 2023 or 2022.
12. INCOME TAXES
The following table presents the components of income before provision for income taxes generated by domestic or foreign operations for the periods indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Domestic	$859,706	$643,492	$525,328
Foreign(1)	496,462	725,569	518,513
Total income before provision for income taxes	$1,356,168	$1,369,061	$1,043,841
______________________________
(1)Foreign income before provision for income taxes is defined as income generated from operations located outside the U.S., which includes income from foreign branches of U.S. companies.

The provision for income taxes (benefits) by taxing jurisdiction consisted of:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Current
U.S. federal	$115,012	$93,475	$53,517
U.S. state and local	17,534	40,567	15,300
Non U.S.	98,581	101,685	68,015
	231,127	235,727	136,832
Deferred
U.S. federal	14,002	(1,985)	25,878
U.S. state and local	3,504	(558)	14,634
Non U.S.	(1,593)	(12,715)	(4,076)
	15,913	(15,258)	36,436

Provision for income taxes	$247,040	$220,469	$173,268
The following table reconciles the U.S. federal statutory income tax rate to the effective income tax rate:

	Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	1.37%	2.40%	2.71%
Change in tax rates applicable to non-U.S. earnings	(1.82%)	(3.65%)	(3.96%)
Foreign Derived Intangible Income (FDII), net of GILTI	(1.96%)	(0.15%)	(0.50%)
Domestic tax credits and incentives	(0.23%)	(0.53%)	(0.46%)
Impact of Burgiss step acquisition	(0.10%)	(1.58%)	—%
Valuation allowance	0.26%	—%	—%
Excess share-based compensation	(1.25%)	(0.84%)	(2.72%)
Other	0.95%	(0.55%)	0.53%
Effective income tax rate	18.22%	16.10%	16.60%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023, were as follows:

	As of
(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Capitalized expenses	$70,920	$52,098
Employee compensation and benefit plans	37,351	28,781
Lease liabilities	32,330	33,321
Tax credit carryforwards	28,075	12,179
Other	8,546	4,434
Loss carryforwards	7,059	7,752
Intangible assets	2,986	11,586
Unearned revenue	324	65,370
Subtotal	187,591	215,521
Less: valuation allowance	(4,880)	(26)
Total deferred tax assets	$182,711	$215,495
Deferred tax liabilities:
Intangible assets	$(115,877)	$(130,231)
Property, equipment and leasehold improvements, net	(37,542)	(35,203)
Right of use assets	(25,247)	(26,016)
Unremitted foreign earnings	(5,895)	(2,203)
Other	(5,147)	(7,796)
Total deferred tax liabilities	$(189,708)	$(201,449)
Net deferred tax assets/(liabilities)	$(6,997)	$14,046

As presented in the table above, the Company has certain carryforward items. The U.S. portion of the tax credit carryforwards was $22.3 million and $2.1 million as of December 31, 2024 and 2023, respectively. The majority of the balance may be utilized over an indefinite life. The non-U.S. portion is comprised of an interest carryforward with a tax value of $5.8 million and $10.1 million as of December 31, 2024 and 2023, respectively. This carryforward is subject to an annual limitation on utilization over an indefinite life.
Net operating loss carryforwards in the U.S. were $22.8 million with a tax value of $5.7 million and $32.2 million with a tax value of $7.6 million as of December 31, 2024 and 2023, respectively. These carryforwards are subject to annual limitations and will begin to expire in 2026. The non-U.S. portion of net operating loss carryforwards was $5.6 million with a tax value of $1.4 million and $0.4 million with a tax value of $0.1 million as of December 31, 2024 and 2023 respectively. The majority of the balance may be utilized over an indefinite life.
The Company believes the majority of the deferred tax assets at December 31, 2024 are more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates, with the exception of certain tax carryforwards that may not be utilized.
As of December 31, 2024, the Company has provided for applicable state income and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries.
The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. Based on the current status of income tax audits, the Company believes it is reasonably possible that the total amount of unrecognized benefits may decrease by approximately $20.3 million in the next twelve months as a result of the resolution of tax examinations.

The Company believes the resolution of tax matters will not have a material effect on the Consolidated Statement of Financial Condition of the Company, although a resolution could have a material impact on the Company’s Consolidated Statement of Income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.
The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2024, 2023 and 2022:

	Years Ended
Gross unrecognized tax benefits (in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Beginning balance	$33,801	$32,523	$33,039
Increases based on tax positions related to the current period	3,068	5,028	640
Increases based on tax positions related to prior periods	5,363	1,961	3,807
Decreases based on tax positions related to prior periods	(427)	—	(597)
Decreases related to settlements with taxing authorities	(8,940)	(5,711)	(4,366)
Decreases related to a lapse of applicable statute of limitations	(552)	—	—
Ending balance	$32,313	$33,801	$32,523
The Company recognized $1.3 million, $2.1 million and ($0.5) million interest in the Consolidated Statement of Income with respect to unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022, respectively. Penalties of ($1.3) million, $1.3 million and ($0.3) million were recognized in the Consolidated Statement of Income and the Consolidated Statement of Financial Position for the years ended December 31, 2024, 2023 and 2022, respectively. The amount of accrued interest, which includes interest related to uncertain tax positions and accrued income tax expense, recorded on the Consolidated Statement of Financial Condition was $3.6 million, $2.5 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company is under examination by tax authorities in certain jurisdictions, including foreign jurisdictions, such as Switzerland, India and states in the U.S. in which the Company has significant operations, such as New York and California. The tax years currently under examination vary by jurisdiction but include years ranging from 2008 onwards.
13. SEGMENT INFORMATION
ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available. This information is regularly evaluated by the chief operating decision maker (“CODM”) to allocate resources and assess performance. MSCI’s Chief Executive Officer and its President and Chief Operating Officer, who together serve as the CODM, review financial information on an operating segment basis to make operational decisions and assess financial performance.
The CODM measures and evaluates operating segments based on segment operating revenues and Adjusted EBITDA. Adjusted EBITDA is used to assess segment performance and guide resource allocation, including decisions related to capital allocations and acquisitions. Additionally, Adjusted EBITDA is used to monitor actual performance against budget and to establish management's compensation. The CODM also uses Adjusted EBITDA for competitive analysis, benchmarking MSCI's performance against its competitors to evaluate segment performance. Adjusted EBITDA for each segment is calculated by subtracting segment Adjusted EBITDA expenses from segment operating revenues.
MSCI excludes the following items from segment Adjusted EBITDA and Adjusted EBITDA expenses: provision for income taxes; other expense (income), net; depreciation and amortization of property, equipment and leasehold improvements; amortization of intangible assets; and, at times, certain other transactions or adjustments. These may include impairments related to sublease of leased property and certain acquisition-related integration and transaction costs that the CODM does not consider when allocating resources among segments or assessing segment performance. While these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net income and are reflected in the reconciliation provided below.
Operating revenues and expenses directly associated with each segment are included in determining that segment’s operating results. Expenses not directly attributable to a specific segment are allocated using methodologies, such as time estimates, revenue, headcount, sales targets, data center consumption and other relevant usage measures. Given the integrated structure of MSCI’s business, certain costs incurred by one segment may benefit other segments. Additionally, a segment may utilize content and data produced by another segment without incurring an intersegment charge. Within Adjusted EBITDA expenses by operating segment, there are no categories of expenses regularly provided to the CODM.

The CODM does not receive information about total assets on an operating segment basis. Operating segments do not record intersegment revenues; therefore, none are reported. The accounting policies used for segment reporting are consistent with those applied to MSCI as a whole.
MSCI has five operating segments: Index, Analytics, ESG and Climate, Real Assets and Private Capital Solutions. These are presented as three reportable segments: Index, Analytics and ESG and Climate. The operating segments Real Assets and Private Capital Solutions do not individually meet the segment reporting thresholds and have been combined into All Other – Private Assets.
Prior to the step acquisition of Burgiss on October 2, 2023, the Company’s ownership interest in Burgiss was classified as an equity-method investment. Therefore, All Other – Private Assets did not include the Company’s proportionate share of operating revenues and Adjusted EBITDA related to Burgiss. The Company’s proportionate share of the income or loss from its equity-method investment in Burgiss was not a component of Adjusted EBITDA as it was reported as a component of other (expense) income, net. Following the acquisition, the consolidated results of Burgiss were included in the Company’s Private Capital Solutions operating segment.
The Index reportable segment provides equity and fixed income indexes. The indexes are used across the investment process, including the development of indexed financial products (e.g., ETFs, mutual funds, annuities, futures, options, structured products, and over-the-counter derivatives), performance benchmarking, portfolio construction and rebalancing, and asset allocation.
The Analytics reportable segment provides risk management, performance attribution, and portfolio management content, applications and services. These offerings give clients an integrated view of risk and return, along with tools for analyzing market, credit, liquidity, counterparty and climate risks across all major asset classes and time horizons – short, medium and long term. Clients can access Analytics tools and content through MSCI’s proprietary applications and application programming interfaces (APIs), third-party applications or directly via their own platforms. Additionally, the Analytics segment offers various managed services to enhance client efficiency. These services include consolidating portfolio data from multiple sources, reviewing and reconciling input data and results, and providing customized reporting.
The ESG and Climate reportable segment provides products and services designed to help institutional investors understand the impact of ESG and climate considerations on the long-term risk and return of their portfolios and individual security-level investments. This segment also offers data, ratings, research and tools to assist investors in navigating regulatory changes, meeting evolving client demands and integrating ESG and climate factors into their investment processes.
The Real Assets operating segment delivers data, benchmarks, return-analytics, climate assessments and market insights for tangible assets such as real estate and infrastructure. Its performance and risk analytics services range from enterprise-wide assessments to property-specific analysis. Additionally, the operating segment offers business intelligence products for real estate owners, managers, developers and brokers worldwide.
The Private Capital Solutions operating segment provides a suite of tools to support private asset investors in mission-critical workflows. These include sourcing terms and conditions, evaluating operating performance of underlying portfolio companies, managing risk and other activities related to private capital investing.

The following table presents operating revenues, Adjusted EBITDA expenses and segment profitability and a reconciliation to net income for the periods indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating revenues
Index	$1,596,145	$1,451,815	$1,303,209
Analytics	675,089	615,956	576,107
ESG and Climate	326,601	287,568	228,311
Total reportable segment operating revenues	2,597,835	2,355,339	2,107,627
All Other - Private Assets	258,293	173,581	140,971
Total operating revenues	2,856,128	2,528,920	2,248,598

Adjusted EBITDA expense
Index	374,091	344,842	317,802
Analytics	346,794	341,081	328,212
ESG and Climate	221,893	195,890	167,217
Total reportable segment Adjusted EBITDA expense	942,778	881,813	813,231

Adjusted EBITDA
Index Adjusted EBITDA	1,222,054	1,106,973	985,407
Analytics Adjusted EBITDA	328,295	274,875	247,895
ESG and Climate Adjusted EBITDA	104,708	91,678	61,094
Total reportable segment profitability	1,655,057	1,473,526	1,294,396

Plus:
All Other - Private Assets(1)	61,427	49,425	35,275
Less:
Amortization of intangible assets	164,037	114,429	91,079
Depreciation and amortization of property, equipment and leasehold improvements	16,978	21,009	26,893
Impairment related to sublease of leased property	—	477	—
Acquisition-related integration and transaction costs(2)	6,951	2,427	4,059
Operating income	1,528,518	1,384,609	1,207,640
Other expense (income), net	172,350	15,548	163,799
Income before provision for income taxes	1,356,168	1,369,061	1,043,841
Provision for income taxes	247,040	220,469	173,268
Net income	$1,109,128	$1,148,592	$870,573
______________________________
(1)Revenue less segment expenses from segments below the segment reporting thresholds are attributable to Private Capital Solutions and Real Assets operating segments. Private Capital Solutions and Real Assets operating segments do not meet any of the segment reporting thresholds for determining reportable segments.
(2)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.

Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Years Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating revenues
Americas:
United States	$1,168,998	$1,044,016	$934,462
Other	128,950	111,965	96,023
Total Americas	1,297,948	1,155,981	1,030,485
Europe, the Middle East and Africa (“EMEA”):
United Kingdom	479,674	408,087	351,225
Other	632,133	569,032	512,018
Total EMEA	1,111,807	977,119	863,243
Asia & Australia:
Japan	114,157	100,823	91,263
Other	332,216	294,997	263,607
Total Asia & Australia	446,373	395,820	354,870
Total	$2,856,128	$2,528,920	$2,248,598
Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
(in thousands)	December 31, 2024	December 31, 2023
Long-lived assets
Americas:
United States	$253,072	$204,238
Other	7,558	11,585
Total Americas	260,630	215,823
EMEA:
United Kingdom	17,632	18,403
Other	22,157	22,072
Total EMEA	39,789	40,475
Asia & Australia:
Japan	874	1,321
Other	27,601	31,507
Total Asia & Australia	28,475	32,828
Total	$328,894	$289,126
14. SUBSEQUENT EVENTS
On January 28, 2025, the Board of Directors of the Company declared a quarterly dividend of $1.80 per share of common stock to be paid on February 28, 2025 to shareholders of record as of the close of trading on February 14, 2025.
Subsequent to December 31, 2024, the Company drew an additional $100.0 million on the Revolving Credit Facility.

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
Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, management, including the Company’s CEO and CFO, concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which appears on page 59 of this Annual Report on Form 10-K.
(c). Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
During the three months ended December 31, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act, except as set forth below.
On December 4, 2024, C.D. Baer Pettit, the President and Chief Operating Officer of the Company and a member of its Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Trading Plan”). The Trading Plan provides for the potential sale of up to 20,000 shares of the Company’s common stock and will remain in effect until June 30, 2025, subject to early termination in accordance with its terms.
Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
We maintain insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as NYSE listing standards. In addition, it is our policy to comply with applicable securities and state laws, including insider trading laws, when engaging in transactions in our securities. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Except for the information relating to our insider trading policies and procedures set forth in the preceding paragraph and our Executive Officers set forth in Part I of this Annual Report on Form 10-K, we incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2024.
Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policies is incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after December 31, 2024. Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.msci.com. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.
Item 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2024.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the additional information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2024.
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
The following table presents certain information with respect to our equity compensation plans at December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity Compensation Plans Approved by Security Holders
MSCI Inc. 2016 Omnibus Plan
Restricted Stock Units (“RSUs”)	215,283	N/A
Performance Stock Units (“PSUs”)(1)	595,648	N/A
Performance Stock Options (“PSOs”)(2)	739,026	$570.19
Total MSCI Inc. 2016 Omnibus Plan	1,549,957	N/A	2,485,193
MSCI Inc. 2016 Non-Employee Directors Compensation Plan (RSUs)	4,569	N/A	262,853
Equity Compensation Plans Not Approved by Security Holders	—	N/A	—
Total	1,554,526	N/A	2,748,046
______________________________
(1)The numbers included for PSUs in column (a) reflect the maximum payout. Assuming target number payout, the number of securities to be issued upon vesting of PSUs is 265,441.
(2)The numbers included for PSOs in column (a) reflect options at the maximum payout. Assuming target number payout, the number of securities to be issued upon vesting of PSOs is 369,513.
(3)Does not reflect the unvested RSUs or PSUs included in column (a) because these awards have no exercise price.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2024.
Item 14.    Principal Accountant Fees and Services
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2024.

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
(a)(3) Exhibits
The information required by this Item is set forth below.
EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	10-Q	001-33812	3.1	5/4/2012
3.2	Amended and Restated Bylaws	10-K	001-33812	3.2	2/9/2024
4.1	Form of Senior Indenture	S-3	333-206232	4.1	8/7/2015
4.2	Form of Subordinated Indenture	S-3	333-206232	4.2	8/7/2015
4.3	Form of Common Stock Certificate	10-Q	001-33812	4.1	5/4/2012
4.4	Indenture, dated as of November 7, 2019, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	11/7/2019
4.5	Form of Note for MSCI Inc. 4.000% Senior Notes due November 15, 2029 (included in Exhibit 4.4)	8-K	001-33812	4.2	11/7/2019
4.6	Indenture, dated as of March 4, 2020, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	3/4/2020
4.7	Form of Note for MSCI Inc. 3.625% Senior Notes due September 1, 2030 (included in Exhibit 4.6).	8-K	001-33812	4.2	3/4/2020
4.8	Indenture, dated as of May 26, 2020, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	5/26/2020
4.9	Form of Note for MSCI Inc. 3.875% Senior Notes due February 15, 2031 (included in Exhibit 4.8).	8-K	001-33812	4.2	5/26/2020
4.10	Indenture, dated as of May 14, 2021, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	5/14/2021
4.11	Form of Note for MSCI Inc. 3.625% Senior Notes due November 1, 2031 (included in Exhibit 4.10).	8-K	001-33812	4.2	5/14/2021
4.12	Indenture, dated as of August 17, 2021, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	8/17/2021

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
4.13	Form of Note for MSCI Inc. 3.250% Senior Notes due August 15, 2033 (included in Exhibit 4.12).	8-K	001-33812	4.2	8/17/2021
4.14	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed Herewith
10.1*	Summary of Non-Employee Director Compensation	Filed Herewith
10.2*	Non-Employee Director Stock Ownership Guidelines	10-K	001-33812	10.2	2/10/2023
10.3*	MSCI Inc. 2016 Non-Employee Directors Compensation Plan, as amended	10-Q	001-33812	10.3	5/5/2017
10.4*	MSCI Inc. Non-Employee Director Deferral Plan, as amended	10-Q	001-33812	10.9	4/29/2016
10.5*	MSCI Inc. Change in Control Severance Plan, adopted May 28, 2015 and amended and restated November 2, 2023	10-K	001-33812	10.5	2/9/2024
10.6*	MSCI Inc. Performance Formula and Incentive Plan	Proxy	001-33812	Annex C	2/28/2008
10.7*	MSCI Inc. Executive Committee Stock Ownership Guidelines	10-Q	001-33812	10.1	10/31/2024
10.8*	MSCI Inc. 2016 Omnibus Incentive Plan	S-8	333-210987	99.1	04/28/2016
10.9*	MSCI Inc. Annual Incentive Plan	10-K	001-33812	10.9	2/9/2024
10.10*	Form of 2021 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.234	2/12/2021
10.11*	Form of 2023 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.22	2/10/2023
10.12*	Form of 2023 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.23	2/10/2023
10.13*	Form of 2023 Non-Qualified Performance Stock Option Award Agreement Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.24	2/10/2023
10.14*	Form of 2024 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.22	2/9/2024
10.15*	Form of 2024 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.23	2/9/2024
10.16*	Form of 2024 Non-Qualified Performance Stock Option Award Agreement Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.24	2/9/2024
10.17*	Form of 2024 Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan	10-Q	001-33812	10.1	7/23/2024
10.18*	Form of 2025 Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan	Filed Herewith
10.19*	Form of 2025 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.20*	Form of 2025 Non-Qualified Performance Stock Option Award Agreement Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.21*	Form of 2025 Non-Qualified Stock Option Award Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.22*	Offer Letter, executed March 11, 2014, by and between MSCI Inc. and Scott Crum	10-Q	001-33812	10.1	5/4/2018
10.23*	Offer Letter, executed September 24, 2020, between MSCI Inc. and Andrew C. Wiechmann	8-K	001-33812	10.1	9/25/2020
10.24*	Employment Letter, entered into on April 27, 2021, between MSCI Inc. and C.D. Baer Pettit.	10-Q	001-33812	10.2	4/28/2021
10.25	Second Amended and Restated Credit Agreement, dated as of January 26, 2024, among MSCI Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto.	10-Q	001-33812	10.1	4/23/2024
10.26	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc.	8-K	001-33812	10.1	9/22/2011
10.27†#	Index License Agreement for Exchange Traded Funds, dated as of October 1, 2022, between MSCI Inc., MSCI Limited and BlackRock Fund Advisors	10-Q	001-33812	10.1	10/25/2022
19.1	MSCI Trading Policy for Transactions in MSCI Inc. Securities	Filed Herewith
21.1	Subsidiaries of the Registrant	Filed Herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith
24.1	Powers of Attorney (included as part of Signature Page)	Filed Herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished Herewith
97.1*	MSCI Inc. Financial Statement Compensation Recoupment Policy	10-K	001-33812	97.1	2/9/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith
104.DEF	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith
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
Date: February 7, 2025

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

Signature	Title	Date

/S/ HENRY A. FERNANDEZ	Chairman and Chief Executive Officer (principal executive officer)	February 7, 2025
Henry A. Fernandez

/S/ ANDREW C. WIECHMANN	Chief Financial Officer (principal financial officer)	February 7, 2025
Andrew C. Wiechmann

/S/ C. JACK READ	Chief Accounting Officer (principal accounting officer)	February 7, 2025
C. Jack Read

/S/ ROBERT G. ASHE	Director	February 7, 2025
Robert G. Ashe

/S/ WAYNE EDMUNDS	Director	February 7, 2025
Wayne Edmunds

/S/ ROBIN MATLOCK	Director	February 7, 2025
Robin Matlock

/S/ JACQUES P. PEROLD	Director	February 7, 2025
Jacques P. Perold

/S/ C.D. BAER PETTIT	Director, President and Chief Operating Officer	February 7, 2025
C.D. Baer Pettit

/S/ SANDY C. RATTRAY	Director	February 7, 2025
Sandy C. Rattray

/S/ LINDA H. RIEFLER	Director	February 7, 2025
Linda H. Riefler

/S/ MICHELLE SEITZ	Director	February 7, 2025
Michelle Seitz

/S/ MARCUS L. SMITH	Director	February 7, 2025
Marcus L. Smith

/S/ RAJAT TANEJA	Director	February 7, 2025
Rajat Taneja

/S/ PAULA VOLENT	Director	February 7, 2025
Paula Volent

/S/ JUNE YANG	Director	February 7, 2025
June Yang