Form 10-Q
period 2025-03-31
MSCI Inc.
filed 2025-04-22
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 15, 2025, there were 77,371,495 shares of the registrant’s Common Stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED MARCH 31, 2025

AVAILABLE INFORMATION
Our corporate headquarters is located at 7 World Trade Center, 250 Greenwich Street, 49th Floor, New York, New York, 10007, and our telephone number is (212) 804-3900. We maintain a website on the internet at www.msci.com. The contents of our website are not a part of or incorporated by reference in this Quarterly Report on Form 10-Q.
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information that we file electronically with the SEC at www.sec.gov. We also make available free of charge, on or through our website, these reports, proxy statements and other information as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, click on the “SEC Filings” link under the “Financial Information” tab found on our investor relations homepage (http://ir.msci.com).
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
In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and that could materially affect our actual results, levels of activity, performance or achievements. Such risks and uncertainties include those set forth under “Risk Factors” in Part I, Item 1A of the 2024 Annual Report on Form 10-K filed with the SEC on February 7, 2025. If any of these risks or uncertainties materialize, or if MSCI’s underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI projected. Any forward-looking statement reflects our current views with respect to future events, levels of activity, performance or achievements and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. MSCI assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law. Therefore, readers should carefully review the risk factors set forth in our Annual Report on Form 10-K and in other reports or documents we file from time to time with the SEC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share and share data)

	As of
	March 31,	December 31,
(unaudited)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3,565 and $3,497 at March 31, 2025 and December 31, 2024, respectively)	$360,671	$409,351
Accounts receivable (net of allowances of $5,333 and $5,284 at March 31, 2025 and December 31, 2024, respectively)	749,247	820,709
Prepaid income taxes	52,456	48,162
Prepaid and other assets	73,161	65,799
Total current assets	1,235,535	1,344,021
Property, equipment and leasehold improvements, net	85,618	70,885
Right of use assets	118,600	119,435
Goodwill	2,918,559	2,915,167
Intangible assets, net	886,750	907,613
Deferred tax assets	41,044	40,626
Other non-current assets	58,268	47,692
Total assets	$5,344,374	$5,445,439

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,656	$14,517
Income taxes payable	72,167	37,989
Accrued compensation and related benefits	92,743	217,492
Other accrued liabilities	208,220	192,233
Deferred revenue	1,082,542	1,123,423
Total current liabilities	1,466,328	1,585,654
Long-term debt	4,546,859	4,510,816
Long-term operating lease liabilities	118,446	121,153
Deferred tax liabilities	51,878	47,623
Other non-current liabilities	119,433	120,190
Total liabilities	6,302,944	6,385,436

Commitments and Contingencies (see Note 7)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 134,298,561 and 134,079,855 common shares issued and 77,601,766 and 77,744,588 common shares outstanding at March 31, 2025 and December 31, 2024, respectively)	1,343	1,341
Treasury shares, at cost (56,696,795 and 56,335,267 common shares held at March 31, 2025 and December 31, 2024, respectively)	(7,548,241)	(7,334,291)
Additional paid in capital	1,724,488	1,683,693
Retained earnings	4,927,508	4,780,300
Accumulated other comprehensive loss	(63,668)	(71,040)
Total shareholders’ equity (deficit)	(958,570)	(939,997)
Total liabilities and shareholders’ equity (deficit)	$5,344,374	$5,445,439
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
(unaudited)	2025	2024
Operating revenues	$745,826	$679,965

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	136,790	128,514
Selling and marketing	78,707	72,168
Research and development	47,591	40,525
General and administrative	57,097	56,691
Amortization of intangible assets	43,872	38,604
Depreciation and amortization of property, equipment and leasehold improvements	4,746	4,081
Total operating expenses	368,803	340,583

Operating income	377,023	339,382

Interest income	(3,876)	(6,048)
Interest expense	46,492	46,674
Other expense (income)	3,337	2,863

Other expense (income), net	45,953	43,489

Income before provision for income taxes	331,070	295,893
Provision for income taxes	42,470	39,939
Net income	$288,600	$255,954

Earnings per share:
Basic	$3.72	$3.23
Diluted	$3.71	$3.22

Weighted average shares outstanding:
Basic	77,630	79,195
Diluted	77,807	79,508
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
(unaudited)	2025	2024
Net income	$288,600	$255,954
Other comprehensive income (loss):
Foreign currency translation adjustments	7,495	(2,542)
Income tax effect	(687)	329
Foreign currency translation adjustments, net	6,808	(2,213)

Pension and other post-retirement adjustments	567	21
Income tax effect	(3)	(13)
Pension and other post-retirement adjustments, net	564	8
Other comprehensive (loss) income, net of tax	7,372	(2,205)
Comprehensive income	$295,972	$253,749
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$1,341	$(7,334,291)	$1,683,693	$4,780,300	$(71,040)	$(939,997)
Net income				288,600		288,600
Dividends declared ($1.80 per common share)				(141,392)		(141,392)
Dividends paid in shares			35			35
Other comprehensive income (loss), net of tax					7,372	7,372
Common stock issued	2					2
Shares withheld for tax withholding		(57,735)				(57,735)
Exercise of stock options			394			394
Compensation payable in common stock			40,366			40,366
Common stock repurchased and held in treasury		(156,207)				(156,207)
Common stock issued to Directors and (held in)/released from treasury		(8)				(8)
Balance at March 31, 2025	$1,343	$(7,548,241)	$1,724,488	$4,927,508	$(63,668)	$(958,570)

Balance at December 31, 2023	$1,338	$(6,447,101)	$1,587,670	$4,179,681	$(61,352)	$(739,764)
Net income				255,954		255,954
Dividends declared ($1.60 per common share)				(129,444)		(129,444)
Dividends paid in shares			74			74
Other comprehensive income (loss), net of tax					(2,205)	(2,205)
Common stock issued	3					3
Shares withheld for tax withholding		(69,991)				(69,991)
Compensation payable in common stock			34,894			34,894
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		(38)				(38)
Balance at March 31, 2024	$1,341	$(6,517,130)	$1,622,638	$4,306,191	$(63,557)	$(650,517)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
(unaudited)	2025	2024
Cash flows from operating activities
Net income	$288,600	$255,954
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	43,872	38,604
Stock-based compensation expense	40,004	34,336
Depreciation and amortization of property, equipment and leasehold improvements	4,746	4,081
Amortization of right of use assets	5,931	5,813
Amortization of debt origination fees	1,288	1,280
Loss on extinguishment of debt	—	1,510
Deferred taxes	3,399	(7,625)
Other adjustments	7,344	(3,533)
Changes in assets and liabilities:
Accounts receivable	73,204	91,109
Prepaid income taxes	(4,191)	14,874
Prepaid and other assets	(7,041)	1,427
Other non-current assets	(9,621)	73
Accounts payable	(5,856)	2,045
Income taxes payable	32,759	22,154
Accrued compensation and related benefits	(127,136)	(132,328)
Other accrued liabilities	9,022	3,086
Deferred revenue	(46,860)	(25,949)
Long-term operating lease liabilities	(6,723)	(5,666)
Other non-current liabilities	(871)	(1,108)
Other	(133)	—
Net cash provided by operating activities	301,737	300,137

Cash flows from investing activities
Capitalized software development costs	(21,361)	(19,966)
Capital expenditures	(11,500)	(4,271)
Acquisition of a business, net of cash acquired	—	(7,820)
Other	(43)	(276)
Net cash used in investing activities	(32,904)	(32,333)

Cash flows from financing activities
Repurchase of common stock held in treasury	(213,093)	(69,991)
Payment of dividends	(143,784)	(131,305)
Repayment of borrowings	(65,000)	(339,063)
Proceeds from borrowings	100,000	336,875
Proceeds from exercise of stock options	394	—
Payment of contingent consideration and deferred purchase price from acquisitions	(239)	—
Payment of debt issuance costs	—	(3,739)
Net cash (used in) provided by financing activities	(321,722)	(207,223)

Effect of exchange rate changes	4,209	(2,959)

Net (decrease) increase in cash, cash equivalents and restricted cash	(48,680)	57,622
Cash, cash equivalents and restricted cash, beginning of period	409,351	461,693
Cash, cash equivalents and restricted cash, end of period	$360,671	$519,315

Supplemental disclosure of cash flow information:
Cash paid for interest	$33,648	$34,050
Cash paid for income taxes, net of refunds received	$11,247	$11,393

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$10,576	$2,668
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
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. If not materially different, certain note disclosures included therein have been omitted from these interim condensed consolidated financial statements.
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
In the first quarter of 2025, we renamed our “ESG and Climate” operating and reportable segment to “Sustainability and Climate” to reflect the breadth of our product offerings. There were no changes to the composition of our operating or reportable segments, the financial information reviewed by our chief operating decision maker (“CODM”), or our historical segment operating results.
Concentrations
For the three months ended March 31, 2025 and 2024, BlackRock, Inc. (“BlackRock”) accounted for 10.3% and 10.0% of the Company’s consolidated operating revenues, respectively. For the three months ended March 31, 2025 and 2024, BlackRock accounted for 17.8% and 17.9% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within Analytics, Sustainability and Climate or All Other – Private Assets for the three months ended March 31, 2025 and 2024.

Allowance for Credit Losses
Changes in the allowance for credit losses from December 31, 2023 to March 31, 2025 were as follows:

(in thousands)	Amount
Balance as of December 31, 2023	$3,968
Addition to credit loss expense	3,990
Write-offs, net of recoveries	(2,674)
Balance as of December 31, 2024	$5,284
Addition to credit loss expense	734
Write-offs, net of recoveries	(685)
Balance as of March 31, 2025	$5,333
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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” or ASU 2024-03. The amendments in ASU 2024-03 require additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03 is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2027 and interim period reporting beginning in 2028 on a prospective basis. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
3. REVENUE RECOGNITION
MSCI’s operating revenues are reported by product type and each product type may have different timing for recognizing revenue. The Company’s operating revenue types are recurring subscriptions, asset-based fees and non-recurring revenues. The Company also disaggregates operating revenues by segment.
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months Ended March 31, 2025
	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$233,330	$169,755	$82,737	$66,819	$552,641
Asset-based fees	177,415	—	—	—	177,415
Non-recurring	10,998	2,430	1,882	460	15,770
Total	$421,743	$172,185	$84,619	$67,279	$745,826

	For the Three Months Ended March 31, 2024
	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$212,952	$160,551	$76,418	$63,134	$513,055
Asset-based fees	150,259	—	—	—	150,259
Non-recurring	10,661	3,415	1,466	1,109	16,651
Total	$373,872	$163,966	$77,884	$64,243	$679,965
The tables that follow present the change in accounts receivable, net of allowances, and current deferred revenue between the dates indicated:

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2024)	$820,709	$1,123,423
Closing (March 31, 2025)	749,247	1,082,542
Increase/(decrease)	$(71,462)	$(40,881)

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2023)	$839,555	$1,083,864
Closing (March 31, 2024)	745,611	1,053,961
Increase/(decrease)	$(93,944)	$(29,903)
The amounts of revenues recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $447.3 million and $420.3 million for the three months ended March 31, 2025 and 2024 respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in amortization of deferred revenue to operating revenues, partially offset by an increase in billings. As of March 31, 2025 and December 31, 2024, the Company carried a long-term deferred revenue balance of $30.9 million and $32.2 million, respectively, in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
March 31,
(in thousands)	2025
First 12-month period	$951,513
Second 12-month period	598,070
Third 12-month period	262,439
Periods thereafter	202,346
Total	$2,014,368
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, stock options, restricted stock units, performance stock units, and performance stock options.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net income	$288,600	$255,954

Basic weighted average common shares outstanding	77,630	79,195
Effect of dilutive securities	177	313
Diluted weighted average common shares outstanding	77,807	79,508

Earnings per common share:
Basic	$3.72	$3.23
Diluted	$3.71	$3.22
5. ACQUISITIONS
On January 2, 2024, MSCI completed the acquisition of Fabric RQ, Inc. (“Fabric”), a wealth technology platform specializing in portfolio design, customization and analytics for wealth managers and advisors. Fabric is a part of the Analytics operating segment. The aggregate purchase price for Fabric was $16.1 million and resulted in the recognition of $5.9 million of goodwill.
On April 16, 2024, MSCI completed the acquisition of Foxberry Ltd. (“Foxberry”), a front-office index technology platform. Foxberry is a part of the Index operating segment. The aggregate purchase price for Foxberry was $42.6 million and resulted in the recognition of $23.9 million of goodwill.
The Fabric and Foxberry acquisitions each included contingent consideration as a component of the aggregate purchase price. The fair values of the contingent consideration were determined based on management estimates and assumptions which primarily included forecasted product sales, probability of achievement of certain integration targets and discount rates. The Company classifies these liabilities as Level 3 within the fair value hierarchy, as the measurement is based on inputs that are not observable in the market. As of March 31, 2025, the fair value of the contingent consideration was $29.1 million, of which $9.6 million is included in “Other accrued liabilities” and $19.5 million is included in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
Changes in the Company’s Level 3 financial liabilities for the periods indicated were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Beginning balance	$28,647	$—
Additions of contingent consideration(1)	—	8,146
Change in fair value	469	123
Payments	—	—
Ending Balance	$29,116	$8,269
___________________________
(1)Reflects balance of contingent consideration at acquisition date fair value.

6. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table shows the changes in our goodwill balances from December 31, 2024 to March 31, 2025:

	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2024	$1,226,956	$296,880	$83,703	$1,307,628	$2,915,167
Foreign exchange translation adjustment	1,704	—	1,092	596	3,392
Goodwill at March 31, 2025	$1,228,660	$296,880	$84,795	$1,308,224	$2,918,559
Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Amortization expense of acquired intangible assets	$25,817	$25,267
Amortization expense of internally developed capitalized software	18,055	13,337
Total amortization of intangible assets expense	$43,872	$38,604
The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	March 31, 2025			December 31, 2024
(in thousands)	Gross intangible assets	Accumulated amortization	Net intangible assets	Gross intangible assets	Accumulated amortization	Net intangible assets
Customer relationships	$715,495	$(389,076)	$326,419	$715,020	$(379,087)	$335,933
Proprietary data	453,956	(115,907)	338,049	452,813	(104,980)	347,833
Acquired technology and software	257,360	(202,739)	54,621	256,794	(199,090)	57,704
Trademarks	209,090	(183,803)	25,287	209,090	(181,521)	27,569
Internally developed capitalized software	339,467	(197,093)	142,374	316,795	(178,221)	138,574
Total	$1,975,368	$(1,088,618)	$886,750	$1,950,512	$(1,042,899)	$907,613
The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2025 and succeeding years:

Years Ending December 31, (in thousands)	Amortization Expense
Remainder of 2025	$119,370
2026	129,789
2027	98,124
2028	72,713
2029	70,057
Thereafter	396,697
Total	$886,750

7. DEBT
As of March 31, 2025, the Company had outstanding an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) and $371.9 million of revolving loans under the Revolving Credit Facility (as defined below) as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
(in thousands)	Maturity Date	March 31, 2025	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000,000	$995,000	$994,727	$955,810	$944,070
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	896,414	896,249	832,788	820,845
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	993,528	993,255	930,810	918,400
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	595,674	595,509	542,808	538,350
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	694,368	694,201	604,450	592,046
Variable rate revolving loans (1)	January 26, 2029	371,875	371,875	336,875	370,016	333,506
Total debt		$4,571,875	$4,546,859	$4,510,816	$4,236,682	$4,147,217
___________________________
(1)As of March 31, 2025 there were $3.8 million in unamortized deferred financing fees associated with the variable rate revolving loan commitments under the Revolving Credit Facility of which $1.0 million is included in “Prepaid and other assets,” and $2.8 million is included in “Other non-current assets” on the Unaudited Condensed Consolidated Statement of Financial Condition.
Maturities of the Company’s principal debt payments as of March 31, 2025 are as follows:

Maturity of Principal Debt Payments (in thousands)	Amounts
Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	1,371,875
Thereafter	3,200,000
Total debt	$4,571,875
Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Revolving Loans
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
Variable rate revolving loans (1)	Variable	February 26
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
Interest on the revolving loans under the Credit Agreement accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin to be determined based on the credit ratings of the Company’s senior, unsecured long-term debt and will be due on each Interest Payment Date (as defined in the Credit Agreement). So long as the credit rating for the Company’s senior, unsecured long-term debt is set at BBB-/BBB- by each of S&P and Fitch, respectively, the applicable margin is 0.50% for Base Rate loans, and 1.50% for SOFR loans. At March 31, 2025, the interest rate on the revolving loans under the Revolving Credit Facility was 5.9%.
In connection with the closings of the Senior Notes offerings, entry into the Prior Credit Agreement and the subsequent amendments thereto and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At March 31, 2025, $28.8 million of the deferred financing fees and premium remain unamortized, $1.0 million of which is included in “Prepaid and other assets,” $2.8 million of which is included in “Other non-current assets” and $25.0 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.
8. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease expenses	$7,465	$7,139
Variable lease costs	236	1,069
Short-term lease costs	99	215
Sublease income	(659)	(828)
Total lease costs	$7,141	$7,595
Maturities of the Company’s operating lease liabilities as of March 31, 2025 are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2025	$23,341
2026	31,990
2027	25,739
2028	24,915
2029	16,904
Thereafter	40,250
Total lease payments	$163,139
Less: Interest	(18,649)
Present value of lease liabilities	$144,490

Other accrued liabilities	$26,044
Long-term operating lease liabilities	$118,446
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	March 31,	December 31,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)	6.03	6.27
Weighted-average discount rate	4.09%	4.06%

Other information related to the Company’s operating leases are as follows:

Other Information	Three Months Ended March 31,
(in thousands)	2025	2024
Operating cash flows used for operating leases	$8,157	$7,626
Right of use assets obtained in exchange for new operating lease liabilities	$4,194	$23,237
9. SHAREHOLDERS’ EQUITY (DEFICIT)
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
As of March 31, 2025, there was $1,380.2 million of available authorization remaining under the 2024 Repurchase Program.
The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Three months ended (in thousands, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
March 31, 2025	$590.60	263	$155,358
March 31, 2024	$—	—	$—
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

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share data)	Per Share	Declared	Distributed	(Released)/Deferred
Three Months Ended March 31, 2025	$1.80	$141,392	$143,820	$(2,428)
Three Months Ended March 31, 2024	$1.60	$129,444	$131,378	$(1,934)

Common Stock
The following table presents activity related to shares of common stock issued and repurchased during the three months ended March 31, 2025:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2024	134,079,855	(56,335,267)	77,744,588
Dividend payable/paid	45	—	45
Common stock issued and exercise of stock options	218,647	—	218,647
Shares withheld for tax withholding	—	(98,463)	(98,463)
Shares repurchased under stock repurchase programs	—	(263,051)	(263,051)
Shares issued to directors	14	(14)	—
Balance at March 31, 2025	134,298,561	(56,696,795)	77,601,766
10. INCOME TAXES
The effective tax rate for the three months ended March 31, 2025 and 2024 was 12.8% and 13.5%, respectively. The difference from the statutory tax rate in both periods was primarily related to excess tax benefits recognized on the vesting of stock-based compensation and the benefit of prior year refund claims.
During the three months ended March 31, 2025, the Company’s unrecognized tax benefits increased by $23.1 million principally due to tax positions related to prior periods.
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
The CODM measures and evaluates operating segments based on segment operating revenues and Adjusted EBITDA. Adjusted EBITDA is used to assess segment performance and guide resource allocation, including decisions related to capital allocations and acquisitions. Additionally, Adjusted EBITDA is used to monitor actual performance against budget and to establish management’s compensation. The CODM also uses Adjusted EBITDA for competitive analysis, benchmarking MSCI’s performance against its competitors to evaluate segment performance. Adjusted EBITDA for each segment is calculated by subtracting segment Adjusted EBITDA expenses from segment operating revenues.
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

MSCI has five operating segments: Index, Analytics, Sustainability and Climate, Real Assets and Private Capital Solutions. These are presented as three reportable segments: Index, Analytics and Sustainability and Climate. The operating segments Real Assets and Private Capital Solutions do not individually meet the segment reporting thresholds and have been combined into All Other – Private Assets.
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
The Sustainability and Climate reportable segment provides products and services designed to help institutional investors understand the impact of sustainability and climate considerations on the long-term risk and return of their portfolios and individual security-level investments. This segment also offers data, ratings, research and tools to assist investors in navigating regulatory changes, meeting evolving client demands and integrating sustainability and climate factors into their investment processes.
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

The following table presents operating revenues, Adjusted EBITDA expenses and segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating revenues
Index	$421,743	$373,872
Analytics	172,185	163,966
Sustainability and Climate	84,619	77,884
Total reportable segment operating revenues	678,547	615,722
All Other - Private Assets	67,279	64,243
Total operating revenues	745,826	679,965

Adjusted EBITDA expenses
Index	110,172	96,112
Analytics	96,155	91,754
Sustainability and Climate	60,798	56,793
Total reportable segment Adjusted EBITDA expense	267,125	244,659

Adjusted EBITDA
Index Adjusted EBITDA	311,571	277,760
Analytics Adjusted EBITDA	76,030	72,212
Sustainability and Climate Adjusted EBITDA	23,821	21,091
Total reportable segment profitability	411,422	371,063

Plus:
All Other - Private Assets(1)	14,219	12,510
Less:
Amortization of intangible assets	43,872	38,604
Depreciation and amortization of property, equipment and leasehold improvements	4,746	4,081
Acquisition-related integration and transaction costs(2)	—	1,506
Operating income	377,023	339,382
Other expense (income), net	45,953	43,489
Income before provision for income taxes	331,070	295,893
Provision for income taxes	42,470	39,939
Net income	$288,600	$255,954
___________________________
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

Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating revenues
Americas:
United States	$302,374	$280,675
Other	33,726	30,358
Total Americas	336,100	311,033

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	123,714	113,294
Other	169,103	151,684
Total EMEA	292,817	264,978

Asia & Australia:
Japan	30,202	26,573
Other	86,707	77,381
Total Asia & Australia	116,909	103,954

Total	$745,826	$679,965
Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	March 31,	December 31,
(in thousands)	2025	2024
Long-lived assets
Americas:
United States	$269,556	$253,072
Other	7,305	7,558
Total Americas	276,861	260,630

EMEA:
United Kingdom	18,477	17,632
Other	23,360	22,157
Total EMEA	41,837	39,789

Asia & Australia:
Japan	832	874
Other	27,062	27,601
Total Asia & Australia	27,894	28,475

Total	$346,592	$328,894

12. SUBSEQUENT EVENTS
On April 21, 2025, the Board of Directors declared a quarterly cash dividend of $1.80 per share for the three months ending June 30, 2025 (“second quarter 2025”). The second quarter 2025 dividend is payable on May 30, 2025 to shareholders of record as of the close of trading on May 16, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K.
Except as the context otherwise indicates, the terms “MSCI,” the “Company,” “we,” “our” and “us” refer to MSCI Inc., together with its subsidiaries.
Overview
We are a leading provider of critical decision support tools and solutions for the global investment community. Our mission-critical offerings help investors navigate the complexities of a dynamic and evolving investment landscape. Leveraging our deep knowledge of the global investment process and our expertise in research, data and technology, we enable our clients to understand and analyze key drivers of risk and return and build portfolios more effectively. The Company has five operating segments: Index, Analytics, Sustainability and Climate, Real Assets and Private Capital Solutions which are presented as the following three reportable segments: Index, Analytics, and Sustainability and Climate. For reporting purposes, the Real Assets and Private Capital Solutions operating segments are combined and presented as All Other – Private Assets, as they did not meet the required thresholds for separate reportable segment disclosure.
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
As of March 31, 2025, we served approximately 7,0001 clients in more than 95 countries.
Our principal business model is generally to license annual, recurring subscriptions for the majority of our Index, Analytics and Sustainability and Climate products and services for a fee due in advance of the service period. Private Assets products are also licensed annually through subscriptions, which are generally recurring, for a fee which is paid in advance when products are generally delivered ratably over the subscription period or in arrears after the product is delivered. A portion of our fees comes from clients who use our indexes as the basis for index-linked investment products. Such fees are primarily based on a client’s assets under management (“AUM”), trading volumes and fee levels.
In evaluating our financial performance, we focus on revenue and profit growth, including results accounted for under generally accepted accounting principles in the United States (“GAAP”), as well as non-GAAP measures, for the Company as a whole and by operating segment.
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

In the first quarter of 2025, we renamed our “ESG and Climate” operating and reportable segment to “Sustainability and Climate” to reflect the breadth of our product offerings. There were no changes to the composition of our reportable segments or information reviewed by the chief operating decision maker and no impact on our historical segment operating results.
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
For the three months ended March 31, 2025, our largest client organization by revenue, BlackRock, accounted for 10.3% of our consolidated operating revenues, with 96.1% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs and non-ETF products that are based on our indexes.
The discussion of our results of operations for the three months ended March 31, 2025 and 2024 are presented below. The results of operations for interim periods may not be indicative of future results.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K. There have been no significant changes in our accounting policies since the end of the fiscal year ended December 31, 2024 or critical accounting estimates applied in the fiscal year ended December 31, 2024.
Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product as follows: Index, Analytics, Sustainability and Climate and All Other – Private Assets.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2025	2024
Operating revenues:
Index
Recurring subscriptions	$233,330	$212,952	9.6%
Asset-based fees	177,415	150,259	18.1%
Non-recurring	10,998	10,661	3.2%
Index total	421,743	373,872	12.8%

Analytics
Recurring subscriptions	169,755	160,551	5.7%
Non-recurring	2,430	3,415	(28.8%)
Analytics total	172,185	163,966	5.0%

Sustainability and Climate
Recurring subscriptions	82,737	76,418	8.3%
Non-recurring	1,882	1,466	28.4%
Sustainability and Climate total	84,619	77,884	8.6%

All Other - Private Assets
Recurring subscriptions	66,819	63,134	5.8%
Non-recurring	460	1,109	(58.5%)
All Other - Private Assets total	67,279	64,243	4.7%

Recurring subscriptions total	552,641	513,055	7.7%
Asset-based fees	177,415	150,259	18.1%
Non-recurring total	15,770	16,651	(5.3%)
Total operating revenues	$745,826	$679,965	9.7%
Total operating revenues increased 9.7%. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 9.9%.
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
The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2025	2024
Operating expenses:
Cost of revenues	$136,790	$128,514	6.4%
Selling and marketing	78,707	72,168	9.1%
Research and development	47,591	40,525	17.4%
General and administrative	57,097	56,691	0.7%
Amortization of intangible assets	43,872	38,604	13.6%
Depreciation and amortization of property, equipment and leasehold improvements	4,746	4,081	16.3%
Total operating expenses	$368,803	$340,583	8.3%
Total operating expenses increased 8.3%. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 10.0%.
Descriptions of MSCI’s operating expense categories are provided in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. The discussion below focuses on year-over-year changes and key drivers.
Cost of Revenues
Cost of revenues increased 6.4%, primarily driven by increases in non-compensation costs, primarily relating to higher information technology and market data costs, as well as increases in compensation and benefits costs reflecting higher severance costs and incentive compensation.
Selling and Marketing
Selling and marketing expenses increased 9.1%, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs.
Research and Development
R&D expenses increased 17.4%, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs.
General and Administrative
G&A expenses increased 0.7%, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs, partially offset by decreases in non-compensation costs reflecting lower transaction costs.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2025	2024
Compensation and benefits	$240,246	$222,994	7.7%
Non-compensation expenses	79,939	74,904	6.7%
Amortization of intangible assets	43,872	38,604	13.6%
Depreciation and amortization of property, equipment and leasehold improvements	4,746	4,081	16.3%
Total operating expenses	$368,803	$340,583	8.3%
Compensation and Benefits
We had 6,184 employees as of March 31, 2025, compared to 5,858 employees as of March 31, 2024, reflecting a 5.6% increase in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of March 31, 2025, 69.7% of our employees were located in emerging market centers compared to 67.2% as of March 31, 2024.
Compensation and benefits costs increased 7.7%, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, compensation and benefits costs would have increased by 10.0%.
Non-Compensation Expenses
Non-compensation expenses increased 6.7%, primarily driven by higher information technology, market data costs and professional fees. Adjusting for the impact of foreign currency exchange rate fluctuations, non-compensation expenses would have increased by 7.5%.
Amortization of Intangible Assets
Amortization of intangible assets expense increased 13.6%, primarily driven by higher amortization recognized on internal use software.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements increased 16.3%, primarily driven by higher depreciation on computer and related equipment.
Total Other Expense (Income), Net
The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2025	2024
Interest income	$(3,876)	$(6,048)	(35.9%)
Interest expense	46,492	46,674	(0.4%)
Other expense (income)	3,337	2,863	16.6%
Total other expense (income), net	$45,953	$43,489	5.7%
Total other expense (income), net increased 5.7%, primarily driven by lower interest income reflecting lower average cash balances as well as unfavorable foreign currency exchange rate fluctuations.

Income Taxes

The effective tax rate for the three months ended March 31, 2025 and 2024 was 12.8% and 13.5%, respectively. The difference from the statutory tax rate in both periods was primarily related to excess tax benefits recognized on the vesting of stock-based compensation and the benefit of prior year refund claims.
Net Income
The following table shows our net income for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2025	2024
Net income	$288,600	$255,954	12.8%
As a result of the factors described above, net income increased 12.8%.
Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2025	2024
Weighted average shares outstanding:
Basic	77,630	79,195	(2.0%)
Diluted	77,807	79,508	(2.1%)

The following table shows our common shares outstanding for the periods indicated:

	As of		% Change
(in thousands)	March 31, 2025	December 31, 2024
Common shares outstanding	77,602	77,745	(0.2%)
The decrease in weighted average shares and common shares outstanding for the three months ended March 31, 2025 primarily reflects the impact of share repurchases made pursuant to the Company’s stock repurchase program partially offset by the vesting of certain stock-based awards.
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
Adjusted EBITDA, Adjusted EBITDA expenses and Adjusted EBITDA margin are believed to be meaningful measures for management to assess the operating performance of the Company because they adjust for significant one-time, unusual or non-recurring items as well as eliminate the accounting effects of certain capital spending and acquisitions that do not directly affect what management considers to be the Company’s ongoing operating performance in the period. All companies do not calculate adjusted EBITDA, adjusted EBITDA expenses and adjusted EBITDA margin in the same way. These measures can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Accordingly, the Company’s computation of the Adjusted EBITDA, Adjusted EBITDA expenses and Adjusted EBITDA margin measures may not be comparable to similarly titled measures computed by other companies.
The following table presents non-GAAP Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating revenues	$745,826	$679,965
Adjusted EBITDA expenses	320,185	296,392
Adjusted EBITDA	$425,641	$383,573
Operating margin %	50.6%	49.9%
Adjusted EBITDA margin %	57.1%	56.4%
Reconciliation of Net Income to Adjusted EBITDA and Operating Expenses to Adjusted EBITDA Expenses
The following table presents the reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$288,600	$255,954
Provision for income taxes	42,470	39,939
Other expense (income), net	45,953	43,489
Operating income	377,023	339,382
Amortization of intangible assets	43,872	38,604
Depreciation and amortization of property, equipment and leasehold improvements	4,746	4,081
Acquisition-related integration and transaction costs(1)	—	1,506
Consolidated Adjusted EBITDA	$425,641	$383,573

Index Adjusted EBITDA	$311,571	$277,760
Analytics Adjusted EBITDA	76,030	72,212
Sustainability and Climate Adjusted EBITDA	23,821	21,091
All Other - Private Assets Adjusted EBITDA	14,219	12,510
Consolidated Adjusted EBITDA	$425,641	$383,573
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.

The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total operating expenses	$368,803	$340,583
Amortization of intangible assets	43,872	38,604
Depreciation and amortization of property, equipment and leasehold improvements	4,746	4,081
Acquisition-related integration and transaction costs(1)	—	1,506
Consolidated Adjusted EBITDA expenses	$320,185	$296,392

Index Adjusted EBITDA expenses	$110,172	$96,112
Analytics Adjusted EBITDA expenses	96,155	91,754
Sustainability and Climate Adjusted EBITDA expenses	60,798	56,793
All Other - Private Assets Adjusted EBITDA expenses	53,060	51,733
Consolidated Adjusted EBITDA expenses	$320,185	$296,392
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.

Segment Results
Index Segment
The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2025	2024
Operating revenues:
Recurring subscriptions	$233,330	$212,952	9.6%
Asset-based fees	177,415	150,259	18.1%
Non-recurring	10,998	10,661	3.2%
Operating revenues total	421,743	373,872	12.8%
Adjusted EBITDA expenses	110,172	96,112	14.6%
Adjusted EBITDA	$311,571	$277,760	12.2%
Adjusted EBITDA margin %	73.9%	74.3%
Index operating revenues increased 12.8%, primarily driven by growth from recurring subscriptions as well as asset-based fees. Adjusting for the impact of the acquisition of Foxberry and foreign currency exchange rate fluctuations, Index operating revenues would have increased 12.8%.
Operating revenues from recurring subscriptions increased 9.6%, primarily driven by growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 18.1%, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased 16.0%, primarily driven by an increase in average AUM, partially offset by decreases in average basis point fees. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 28.2%, primarily driven by an increase in average AUM.
The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Three Months Ended
	2024				2025
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,
AUM in ETFs linked to MSCI equity indexes(1) (2)	$1,582.6	$1,631.9	$1,761.8	$1,724.7	$1,783.1
Sequential Change in Value
Market Appreciation/(Depreciation)	$92.8	$21.2	$111.3	$(85.3)	$16.4
Cash Inflows	20.9	28.1	18.6	48.2	42.0
Total Change	$113.7	$49.3	$129.9	$(37.1)	$58.4
The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2024				2025
(in billions)	March	June	September	December	March
AUM in ETFs linked to MSCI equity indexes(1) (2)
Quarterly average	$1,508.8	$1,590.6	$1,677.0	$1,755.4	$1,793.7
Year-to-date average	$1,508.8	$1,549.7	$1,592.1	$1,632.9	$1,793.7
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
The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended March 31, 2025, was up $284.9 billion, or 18.9%, compared to the three months ended March 31, 2024.
Index segment Adjusted EBITDA expenses increased 14.6%, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 16.6%.
Analytics Segment
The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2025	2024
Operating revenues:
Recurring subscriptions	$169,755	$160,551	5.7%
Non-recurring	2,430	3,415	(28.8%)
Operating revenues total	172,185	163,966	5.0%
Adjusted EBITDA expenses	96,155	91,754	4.8%
Adjusted EBITDA	$76,030	$72,212	5.3%
Adjusted EBITDA margin %	44.2%	44.0%
Analytics operating revenues increased 5.0%, primarily driven by growth from recurring subscriptions related to both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 5.2%.
Analytics segment Adjusted EBITDA expenses increased 4.8%, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. The increase was also driven by non-compensation expenses reflecting higher information technology costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 6.7%.
Sustainability and Climate Segment
The following table presents the results for the Sustainability and Climate segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2025	2024
Operating revenues:
Recurring subscriptions	$82,737	$76,418	8.3%
Non-recurring	1,882	1,466	28.4%
Operating revenues total	84,619	77,884	8.6%
Adjusted EBITDA expenses	60,798	56,793	7.1%
Adjusted EBITDA	$23,821	$21,091	12.9%
Adjusted EBITDA margin %	28.2%	27.1%
Sustainability and Climate operating revenues increased 8.6%, primarily driven by growth from recurring subscriptions related to Ratings and Climate products, with growth primarily attributable to EMEA. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate operating revenues would have increased 9.2%.

Sustainability and Climate segment Adjusted EBITDA expenses increased 7.1%, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. The increase was also driven by non-compensation expense relating to information technology costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate segment Adjusted EBITDA expenses would have increased 9.3%.
All Other – Private Assets
The following table presents the results for All Other – Private Assets for the periods indicated:

	Three Months Ended March 31,		% Change
(in thousands)	2025	2024
Operating revenues:
Recurring subscriptions	$66,819	$63,134	5.8%
Non-recurring	460	1,109	(58.5%)
Operating revenues total	67,279	64,243	4.7%
Adjusted EBITDA expenses	53,060	51,733	2.6%
Adjusted EBITDA	$14,219	$12,510	13.7%
Adjusted EBITDA margin %	21.1%	19.5%
All Other – Private Assets operating revenues increased 4.7%, primarily driven by growth from recurring subscriptions in Private Capital Solutions related to Transparency and Universe Data products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 5.2%.
All Other – Private Assets Adjusted EBITDA expenses increased 2.6%, primarily driven by increases in compensation and benefits costs as a result of higher severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets Adjusted EBITDA expenses would have increased 3.9%.
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
“Organic recurring subscription Run Rate growth” is defined as the period over period Run Rate growth, excluding the impact of changes in foreign currency and the first year impact of any acquisitions. It is also adjusted for divestitures. Changes in foreign currency are calculated by applying the currency exchange rate from the comparable prior period to current period foreign currency denominated Run Rate.
The following table presents Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
(in thousands)	March 31, 2025	March 31, 2024	Run Rate Growth %	Organic Run Rate Growth %
Index:
Recurring subscriptions	$948,387	$869,931	9.0%	9.0%
Asset-based fees	697,227	619,431	12.6%	12.6%
Index total	1,645,614	1,489,362	10.5%	10.5%

Analytics	707,792	662,079	6.9%	6.8%

Sustainability and Climate	352,335	320,611	9.9%	9.6%

All Other - Private Assets	273,507	254,432	7.5%	7.0%

Total Run Rate	$2,979,248	$2,726,484	9.3%	9.2%

Recurring subscriptions total	$2,282,021	$2,107,053	8.3%	8.2%
Asset-based fees	697,227	619,431	12.6%	12.6%
Total Run Rate	$2,979,248	$2,726,484	9.3%	9.2%
Total Run Rate increased 9.3%, driven by a 8.3% increase from recurring subscriptions and a 12.6% increase from asset-based fees.
Run Rate from Index recurring subscriptions increased 9.0%, primarily driven by growth from market cap-weighted and custom Index products. The increase reflected growth across all regions.
Run Rate from Index asset-based fees increased 12.6%, primarily driven by higher AUM in both ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes.
Run Rate from Analytics products increased 6.9%, driven by growth in both Equity Analytics and Multi-Asset Class products, and reflected growth across all regions and client segments.
Run Rate from Sustainability and Climate products increased 9.9%, driven by growth in Ratings, Climate and Screening products with contributions across all regions.
Run Rate from All Other - Private Assets increased 7.5%, primarily driven by growth from Private Capital Solutions related to Transparency and Universe Data products, and reflected growth across all regions and client segments.

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
The following table presents our recurring subscription sales, cancellations and non-recurring sales for the periods indicated:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Index
New recurring subscription sales	$22,424	$23,513
Subscription cancellations	(8,254)	(14,702)
Net new recurring subscription sales	$14,170	$8,811
Non-recurring sales	$12,374	$12,811
Total gross sales	$34,798	$36,324
Total Index net sales	$26,544	$21,622

Analytics
New recurring subscription sales	$13,218	$14,088
Subscription cancellations	(7,942)	(10,794)
Net new recurring subscription sales	$5,276	$3,294
Non-recurring sales	$2,202	$2,462
Total gross sales	$15,420	$16,550
Total Analytics net sales	$7,478	$5,756

Sustainability and Climate
New recurring subscription sales	$7,234	$11,471
Subscription cancellations	(4,694)	(7,351)
Net new recurring subscription sales	$2,540	$4,120
Non-recurring sales	$1,914	$1,672
Total gross sales	$9,148	$13,143
Total Sustainability and Climate net sales	$4,454	$5,792

All Other - Private Assets
New recurring subscription sales	$9,708	$8,264
Subscription cancellations	(5,640)	(4,922)
Net new recurring subscription sales	$4,068	$3,342
Non-recurring sales	$1,061	$1,089
Total gross sales	$10,769	$9,353
Total All Other - Private Assets net sales	$5,129	$4,431

Consolidated
New recurring subscription sales	$52,584	$57,336
Subscription cancellations	(26,530)	(37,769)
Net new recurring subscription sales	$26,054	$19,567
Non-recurring sales	$17,551	$18,034
Total gross sales	$70,135	$75,370
Total net sales	$43,605	$37,601
A significant portion of MSCI’s operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.

Retention Rate
The following table presents our Retention Rate for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Index	96.5%	93.2%
Analytics	95.5%	93.5%
Sustainability and Climate	94.5%	90.8%
All Other - Private Assets	91.5%	92.2%

Total	95.3%	92.8%
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
Retention Rate is computed by segment on a product/service-by-product/service basis. In general, if a client reduces the number of products or services to which it subscribes within a segment, or switches between products or services within a segment, we treat it as a cancellation for purposes of calculating our Retention Rate except in the case of a product or service switch that management considers to be a replacement product or service. In those replacement cases, only the net change to the client subscription, if a decrease, is reported as a cancel. In the Analytics and the Sustainability and Climate operating segments, substantially all product or service switches are treated as replacement products or services and netted in this manner, while in our Index, Real Assets, and Private Capital Solutions operating segments, product or service switches that are treated as replacement products or services and receive netting treatment occur only in certain limited instances. In addition, we treat any reduction in fees resulting from a down-sell of the same product or service as a cancellation to the extent of the reduction. We do not calculate Retention Rate for that portion of our Run Rate attributable to assets in index-linked investment products or futures and options contracts, in each case, linked to our indexes.
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
Senior Notes and Credit Agreement
As of March 31, 2025, we had an aggregate of $4,200.0 million in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of March 31, 2025 an aggregate of $371.9 million in outstanding borrowings under the revolving credit facility. See Note 7, “Debt,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and revolving credit facility.

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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for four fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 4.00:1.00. As of March 31, 2025, our Consolidated Leverage Ratio was 2.30:1.00 and our Consolidated Interest Coverage Ratio was 10.45:1.00.
Share Repurchases
The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Three months ended (in thousands, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
March 31, 2025	$590.60	263	$155,358
March 31, 2024	$—	—	$—
___________________________
(1)The values in this column exclude the 1% excise tax incurred on share repurchases pursuant to the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statement of Shareholders’ Equity (Deficit).
As of March 31, 2025, there was $1,380.2 million of available authorization remaining under the 2024 Repurchase Program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On April 21, 2025, the Board of Directors declared a quarterly cash dividend of $1.80 per share for the three months ending June 30, 2025. The second quarter 2025 dividend is payable on May 30, 2025 to shareholders of record as of the close of trading on May 16, 2025.

Cash Flows
The following table presents the Company’s cash and cash equivalents, including restricted cash, as of the dates indicated:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents (includes restricted cash of $3,565 and $3,497 at March 31, 2025 and December 31, 2024, respectively)	$360,671	$409,351
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of March 31, 2025 and December 31, 2024, $261.5 million and $265.5 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
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
Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$301,737	$300,137
Net cash (used in) investing activities	(32,904)	(32,333)
Net cash (used in) provided by financing activities	(321,722)	(207,223)
Effect of exchange rate changes	4,209	(2,959)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(48,680)	$57,622
Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by higher cash collections from customers, partially offset by higher payments for cash expenses.
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
Cash Flows From Investing Activities
The year-over-year change was primarily driven by higher capital expenditures.
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2025 and 2024, 16.2% and 16.8%, respectively, of our revenues were subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 16.2% of non-U.S. dollar exposure for the three months ended March 31, 2025, 42.8% was in Euros, 31.2% was in British pounds sterling and 18.1% was in Japanese yen. Of the 16.8% of non-U.S. dollar exposure for the three months ended March 31, 2024, 41.3% was in Euros, 33.3% was in British pounds sterling and 17.3% was in Japanese yen.
Revenues from asset-based fees represented 23.8% and 22.1% of operating revenues for the three months ended March 31, 2025 and 2024, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 39.5% and 41.3% of our operating expenses for the three months ended March 31, 2025 and 2024, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Mexican pesos and Swiss francs.
We have certain monetary assets and liabilities denominated in currencies other than local functional amounts, and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $2.4 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2024.
There have been no material changes to the risk factors and uncertainties known to the Company and disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2024, that, if they were to materialize or occur, would, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2025.
The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended March 31, 2025.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(3)
January 1, 2025 - January 31, 2025	92,589	$597.88	92,589	$1,480
February 1, 2025 - February 28, 2025	268,939	$586.54	170,462	$1,380
March 1, 2025 - March 31, 2025	—	$—	—	$1,380
Total	361,528	$589.45	263,051	$1,380
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
Item 5.    Other Information
During the three months ended March 31, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6.    Exhibits
EXHIBIT INDEX

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 9, 2024 and incorporated by reference herein)

†	10.1	MSCI Inc. 2025 Omnibus Incentive Plan

†	10.2	MSCI Inc. Non-Employee Director Deferral Plan, as amended

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
*Filed herewith.
**Furnished herewith.
†Indicates a management compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: April 22, 2025

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)