Form 10-Q
period 2025-06-30
MSCI Inc.
filed 2025-07-22
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2025, there were 77,365,235 shares of the registrant’s Common Stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share and share data)

	As of
	June 30,	December 31,
(unaudited)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3,635 and $3,497 at June 30, 2025 and December 31, 2024, respectively)	$347,318	$409,351
Accounts receivable (net of allowances of $5,707 and $5,284 at June 30, 2025 and December 31, 2024, respectively)	790,576	820,709
Prepaid income taxes	68,331	48,162
Prepaid and other assets	64,983	65,799
Total current assets	1,271,208	1,344,021
Property, equipment and leasehold improvements, net	85,626	70,885
Right of use assets	117,161	119,435
Goodwill	2,925,600	2,915,167
Intangible assets, net	869,190	907,613
Deferred tax assets	42,486	40,626
Other non-current assets	62,405	47,692
Total assets	$5,373,676	$5,445,439

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,761	$14,517
Income taxes payable	65,141	37,989
Accrued compensation and related benefits	144,802	217,492
Other accrued liabilities	188,144	192,233
Deferred revenue	1,060,335	1,123,423
Total current liabilities	1,470,183	1,585,654
Long-term debt	4,513,028	4,510,816
Long-term operating lease liabilities	115,401	121,153
Deferred tax liabilities	52,387	47,623
Other non-current liabilities	108,885	120,190
Total liabilities	6,259,884	6,385,436

Commitments and Contingencies (see Note 7)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 134,312,034 and 134,079,855 common shares issued and 77,365,235 and 77,744,588 common shares outstanding at June 30, 2025 and December 31, 2024, respectively)	1,343	1,341
Treasury shares, at cost (56,946,799 and 56,335,267 common shares held at June 30, 2025 and December 31, 2024, respectively)	(7,680,426)	(7,334,291)
Additional paid in capital	1,751,826	1,683,693
Retained earnings	5,091,154	4,780,300
Accumulated other comprehensive loss	(50,105)	(71,040)
Total shareholders’ equity (deficit)	(886,208)	(939,997)
Total liabilities and shareholders’ equity (deficit)	$5,373,676	$5,445,439
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2025	2024	2025	2024
Operating revenues	$772,679	$707,949	$1,518,505	$1,387,914

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	137,667	128,109	274,457	256,623
Selling and marketing	78,210	71,454	156,917	143,622
Research and development	44,074	41,073	91,665	81,598
General and administrative	38,349	39,706	95,446	96,397
Amortization of intangible assets	43,760	40,773	87,632	79,377
Depreciation and amortization of property, equipment and leasehold improvements	5,385	4,226	10,131	8,307
Total operating expenses	347,445	325,341	716,248	665,924

Operating income	425,234	382,608	802,257	721,990

Interest income	(2,929)	(6,110)	(6,805)	(12,158)
Interest expense	46,184	46,633	92,676	93,307
Other expense (income)	4,139	2,091	7,476	4,954

Other expense (income), net	47,394	42,614	93,347	86,103

Income before provision for income taxes	377,840	339,994	708,910	635,887
Provision for income taxes	74,190	73,236	116,660	113,175
Net income	$303,650	$266,758	$592,250	$522,712

Earnings per share:
Basic	$3.92	$3.37	$7.64	$6.60
Diluted	$3.92	$3.37	$7.63	$6.59

Weighted average shares outstanding:
Basic	77,400	79,085	77,514	79,140
Diluted	77,496	79,245	77,651	79,377
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2025	2024	2025	2024
Net income	$303,650	$266,758	$592,250	$522,712
Other comprehensive income (loss):
Foreign currency translation adjustments	15,473	(1,255)	22,968	(3,797)
Income tax effect	(1,948)	(117)	(2,635)	212
Foreign currency translation adjustments, net	13,525	(1,372)	20,333	(3,585)

Pension and other post-retirement adjustments	35	85	602	106
Income tax effect	3	9	—	(4)
Pension and other post-retirement adjustments, net	38	94	602	102
Other comprehensive income (loss), net of tax	13,563	(1,278)	20,935	(3,483)
Comprehensive income	$317,213	$265,480	$613,185	$519,229
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$1,341	$(7,334,291)	$1,683,693	$4,780,300	$(71,040)	$(939,997)
Net income				288,600		288,600
Dividends declared ($1.80 per common share)				(141,392)		(141,392)
Dividends paid in shares			35			35
Other comprehensive income (loss), net of tax					7,372	7,372
Common stock issued	2					2
Shares withheld for tax withholding		(57,735)				(57,735)
Exercise of stock options			394			394
Compensation payable in common stock			40,366			40,366
Common stock repurchased and held in treasury		(156,207)				(156,207)
Common stock issued to Directors and (held in)/released from treasury		(8)				(8)
Balance at March 31, 2025	1,343	(7,548,241)	1,724,488	4,927,508	(63,668)	(958,570)
Net income				303,650		303,650
Dividends declared ($1.80 per common share)				(140,004)		(140,004)
Dividends paid in shares			11			11
Other comprehensive income (loss), net of tax					13,563	13,563
Common stock issued						—
Shares withheld for tax withholding		(74)				(74)
Exercise of stock options			3,915			3,915
Compensation payable in common stock			23,412			23,412
Common stock repurchased and held in treasury		(132,460)				(132,460)
Common stock issued to Directors and (held in)/released from treasury		349				349
Balance at June 30, 2025	$1,343	$(7,680,426)	$1,751,826	$5,091,154	$(50,105)	$(886,208)

Balance at December 31, 2023	$1,338	$(6,447,101)	$1,587,670	$4,179,681	$(61,352)	$(739,764)
Net income				255,954		255,954
Dividends declared ($1.60 per common share)				(129,444)		(129,444)
Dividends paid in shares			74			74
Other comprehensive income (loss), net of tax					(2,205)	(2,205)
Common stock issued	3					3
Shares withheld for tax withholding		(69,991)				(69,991)
Compensation payable in common stock			34,894			34,894
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		(38)				(38)
Balance at March 31, 2024	1,341	(6,517,130)	1,622,638	4,306,191	(63,557)	(650,517)
Net income				266,758		266,758
Dividends declared ($1.60 per common share)				(127,304)		(127,304)
Dividends paid in shares			40			40
Other comprehensive income (loss), net of tax					(1,278)	(1,278)
Common stock issued						—
Shares withheld for tax withholding		(200)				(200)
Compensation payable in common stock			19,707			19,707
Common stock repurchased and held in treasury		(243,035)				(243,035)
Common stock issued to Directors and (held in)/released from treasury		1,346				1,346
Balance at June 30, 2024	$1,341	$(6,759,019)	$1,642,385	$4,445,645	$(64,835)	$(734,483)
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
(unaudited)	2025	2024
Cash flows from operating activities
Net income	$592,250	$522,712
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	87,632	79,377
Stock-based compensation expense	63,185	53,732
Depreciation and amortization of property, equipment and leasehold improvements	10,131	8,307
Amortization of right of use assets	12,114	11,837
Amortization of debt origination fees	2,575	2,567
Loss on extinguishment of debt	—	1,510
Deferred taxes	1,645	42,555
Other adjustments	20,191	(3,085)
Changes in assets and liabilities:
Accounts receivable	36,647	125,264
Prepaid income taxes	(19,888)	(39,595)
Prepaid and other assets	2,128	1,676
Other non-current assets	(13,322)	(1,961)
Accounts payable	(3,821)	2,646
Income taxes payable	20,030	2,134
Accrued compensation and related benefits	(77,830)	(84,865)
Other accrued liabilities	6,373	3,162
Deferred revenue	(79,712)	(60,128)
Long-term operating lease liabilities	(13,761)	(12,387)
Other non-current liabilities	(8,234)	(6,019)
Other	(458)	(54)
Net cash provided by operating activities	637,875	649,385

Cash flows from investing activities
Capitalized software development costs	(44,476)	(38,673)
Capital expenditures	(22,948)	(12,889)
Cash paid for acquisitions, net of cash acquired	—	(27,467)
Other	(43)	(429)
Net cash used in investing activities	(67,467)	(79,458)

Cash flows from financing activities
Repurchase of common stock held in treasury	(351,584)	(311,709)
Payment of dividends	(283,528)	(258,223)
Repayment of borrowings	(214,875)	(339,063)
Proceeds from borrowings	215,000	336,875
Payment of debt issuance costs	—	(3,739)
Payment of contingent consideration and deferred purchase price from acquisitions	(12,145)	—
Proceeds from exercise of stock options	4,308	—
Net cash used in financing activities	(642,824)	(575,859)

Effect of exchange rate changes	10,383	(4,360)

Net increase (decrease) in cash, cash equivalents and restricted cash	(62,033)	(10,292)
Cash, cash equivalents and restricted cash, beginning of period	409,351	461,693
Cash, cash equivalents and restricted cash, end of period	$347,318	$451,401

Supplemental disclosure of cash flow information:
Cash paid for interest	$89,683	$90,732
Cash paid for income taxes, net of refunds received	$112,288	$113,232

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$4,935	$6,809

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
Concentrations
For the six months ended June 30, 2025 and 2024, BlackRock, Inc. (“BlackRock”) accounted for 10.3% and 10.1% of the Company’s consolidated operating revenues, respectively. For the six months ended June 30, 2025 and 2024, BlackRock accounted for 18.0% and 17.8% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within Analytics, Sustainability and Climate or All Other – Private Assets for the six months ended June 30, 2025 and 2024.

Allowance for Credit Losses
Changes in the allowance for credit losses from December 31, 2023 to June 30, 2025 were as follows:

(in thousands)	Amount
Balance as of December 31, 2023	$3,968
Addition to credit loss expense	3,990
Write-offs, net of recoveries	(2,674)
Balance as of December 31, 2024	$5,284
Addition to credit loss expense	1,307
Write-offs, net of recoveries	(884)
Balance as of June 30, 2025	$5,707
2. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the FASB issued Accounting Standards Update No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. The amendments in ASU 2023-07 aim to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 was adopted by the Company and was effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods. The adoption of ASU 2023-07 expanded certain disclosures but did not have a material impact on our consolidated financial statements.
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
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months Ended June 30, 2025
	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$235,647	$169,781	$87,027	$70,313	$562,768
Asset-based fees	184,072	—	—	—	184,072
Non-recurring	15,114	7,922	1,884	919	25,839
Total	$434,833	$177,703	$88,911	$71,232	$772,679

	For the Six Months Ended June 30, 2025
	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$468,977	$339,536	$169,764	$137,132	$1,115,409
Asset-based fees	361,487	—	—	—	361,487
Non-recurring	26,112	10,352	3,766	1,379	41,609
Total	$856,576	$349,888	$173,530	$138,511	$1,518,505

	For the Three Months Ended June 30, 2024
	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$217,032	$162,128	$78,000	$64,309	$521,469
Asset-based fees	163,281	—	—	—	163,281
Non-recurring	16,879	3,867	1,855	598	23,199
Total	$397,192	$165,995	$79,855	$64,907	$707,949

	For the Six Months Ended June 30, 2024
	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$429,984	$322,679	$154,418	$127,443	$1,034,524
Asset-based fees	313,540	—	—	—	313,540
Non-recurring	27,540	7,282	3,321	1,707	39,850
Total	$771,064	$329,961	$157,739	$129,150	$1,387,914
The tables that follow present the change in accounts receivable, net of allowances, and current deferred revenue between the dates indicated:

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2024)	$820,709	$1,123,423
Closing (June 30, 2025)	790,576	1,060,335
Increase/(decrease)	$(30,133)	$(63,088)

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2023)	$839,555	$1,083,864
Closing (June 30, 2024)	709,487	1,017,997
Increase/(decrease)	$(130,068)	$(65,867)
The amounts of revenues recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $343.4 million and $790.7 million for the three and six months ended June 30, 2025, respectively, and $285.3 million and $705.6 million for the three and six months ended June 30, 2024, respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. As of June 30, 2025 and December 31, 2024, the Company carried a long-term deferred revenue balance of $31.4 million and $32.2 million, respectively, in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
June 30,
(in thousands)	2025
First 12-month period	$983,371
Second 12-month period	620,148
Third 12-month period	285,661
Periods thereafter	195,780
Total	$2,084,960
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, stock options, restricted stock units, performance stock units, and performance stock options.
The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$303,650	$266,758	$592,250	$522,712

Basic weighted average common shares outstanding	77,400	79,085	77,514	79,140
Effect of dilutive securities	96	160	137	237
Diluted weighted average common shares outstanding	77,496	79,245	77,651	79,377

Earnings per common share:
Basic	$3.92	$3.37	$7.64	$6.60
Diluted	$3.92	$3.37	$7.63	$6.59
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
The Fabric and Foxberry acquisitions each included contingent consideration as a component of the aggregate purchase price. The fair values of the contingent consideration were determined based on management estimates and assumptions which primarily included forecasted product sales, probability of achievement of certain integration targets and discount rates. The Company classifies these liabilities as Level 3 within the fair value hierarchy, as the measurement is based on inputs that are not observable in the market. As of June 30, 2025, the fair value of the contingent consideration was $15.7 million, of which $9.4 million is included in “Other accrued liabilities” and $6.3 million is included in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
Changes in the Company’s Level 3 financial liabilities for the three and six months ended June 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$29,116	$8,269	$28,647	$—
Additions of contingent consideration(1)	—	19,094	—	27,240
Change in fair value	(3,775)	383	(3,306)	506
Payments	(9,634)	—	(9,634)	—
Ending Balance	$15,707	$27,746	$15,707	$27,746
___________________________
(1)Reflects balance of contingent consideration at acquisition date fair value.
6. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table shows the changes in our goodwill balances from December 31, 2024 to June 30, 2025:

(in thousands)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2024	$1,226,956	$296,880	$83,703	$1,307,628	$2,915,167
Foreign exchange translation adjustment	5,242	—	3,358	1,833	10,433
Goodwill at June 30, 2025	$1,232,198	$296,880	$87,061	$1,309,461	$2,925,600

Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization expense of acquired intangible assets	$24,200	$25,893	$50,017	$51,160
Amortization expense of internally developed capitalized software	19,560	14,880	37,615	28,217
Total amortization of intangible assets expense	$43,760	$40,773	$87,632	$79,377
The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	June 30, 2025			December 31, 2024
(in thousands)	Gross intangible assets	Accumulated amortization	Net intangible assets	Gross intangible assets	Accumulated amortization	Net intangible assets
Customer relationships	$716,480	$(397,610)	$318,870	$715,020	$(379,087)	$335,933
Proprietary data	456,328	(127,695)	328,633	452,813	(104,980)	347,833
Acquired technology and software	258,537	(206,532)	52,005	256,794	(199,090)	57,704
Trademarks	209,090	(186,086)	23,004	209,090	(181,521)	27,569
Internally developed capitalized software	362,201	(215,523)	146,678	316,795	(178,221)	138,574
Total	$2,002,636	$(1,133,446)	$869,190	$1,950,512	$(1,042,899)	$907,613

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2025 and succeeding years:

Years Ending December 31, (in thousands)	Amortization Expense
Remainder of 2025	$79,803
2026	137,898
2027	106,138
2028	77,034
2029	70,615
Thereafter	397,702
Total	$869,190
7. DEBT
As of June 30, 2025, the Company had outstanding an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) and $337.0 million of revolving loans under the Revolving Credit Facility (as defined below) as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
(in thousands)	Maturity Date	June 30, 2025	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000,000	$995,273	$994,727	$967,750	$944,070
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	896,580	896,249	845,253	820,845
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	993,802	993,255	943,330	918,400
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	595,838	595,509	553,428	538,350
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	694,535	694,201	614,509	592,046
Variable rate revolving loans (1)	January 26, 2029	337,000	337,000	336,875	333,630	333,506
Total debt		$4,537,000	$4,513,028	$4,510,816	$4,257,900	$4,147,217
___________________________
(1)As of June 30, 2025, there were $3.5 million in unamortized deferred financing fees associated with the variable rate revolving loan commitments under the Revolving Credit Facility of which $1.0 million is included in “Prepaid and other assets,” and $2.5 million is included in “Other non-current assets” on the Unaudited Condensed Consolidated Statement of Financial Condition.
Maturities of the Company’s principal debt payments as of June 30, 2025 are as follows:

Maturity of Principal Debt Payments (in thousands)	Amounts
Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	1,337,000
Thereafter	3,200,000
Total debt	$4,537,000

Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Revolving Loans
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
Variable rate revolving loans(1)	Variable	February 26
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
Interest on the revolving loans under the Credit Agreement accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin to be determined based on the credit ratings of the Company’s senior, unsecured long-term debt and will be due on each Interest Payment Date (as defined in the Credit Agreement). So long as the credit rating for the Company’s senior, unsecured long-term debt is set at BBB-/BBB- by each of S&P and Fitch, respectively, the applicable margin is 0.50% for Base Rate loans, and 1.50% for SOFR loans. At June 30, 2025, the interest rate on the revolving loans under the Revolving Credit Facility was 5.9%.
In connection with the closings of the Senior Notes offerings, entry into the Prior Credit Agreement and the subsequent amendments thereto and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At June 30, 2025, $27.4 million of the deferred financing fees and premium remain unamortized, $1.0 million of which is included in “Prepaid and other assets”, $2.5 million of which is included in “Other non-current assets” and $23.9 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.
8. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease expenses	$7,737	$7,655	$15,202	$14,794
Variable lease costs	279	550	515	1,619
Short-term lease costs	127	224	226	439
Sublease income	(658)	(918)	(1,317)	(1,746)
Total lease costs	$7,485	$7,511	$14,626	$15,106

Maturities of the Company’s operating lease liabilities as of June 30, 2025 are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2025	$15,597
2026	33,065
2027	26,900
2028	26,018
2029	17,372
Thereafter	41,406
Total lease payments	$160,358
Less: Interest	(17,877)
Present value of lease liabilities	$142,481

Other accrued liabilities	$27,080
Long-term operating lease liabilities	$115,401
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	June 30,	December 31,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)	5.85	6.27
Weighted-average discount rate	4.11%	4.06%
Other information related to the Company’s operating leases are as follows:

Other Information	Six Months Ended June 30,
(in thousands)	2025	2024
Operating cash flows used for operating leases	$16,702	$15,514
Right of use assets obtained in exchange for new operating lease liabilities	$7,059	$27,245
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
As of June 30, 2025, there was $1,248.9 million of available authorization remaining under the 2024 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Six months ended (in thousands, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
June 30, 2025	$557.70	514	$286,585
June 30, 2024	$483.79	499	$241,518
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
The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share data)	Per Share	Declared	Distributed	(Released)/Deferred
2025
Three Months Ended March 31,	$1.80	$141,392	$143,820	$(2,428)
Three Months Ended June 30,	1.80	140,004	139,753	251
Total	$3.60	$281,396	$283,573	$(2,177)
2024
Three Months Ended March 31,	$1.60	$129,444	$131,378	$(1,934)
Three Months Ended June 30,	1.60	127,304	126,958	346
Total	$3.20	$256,748	$258,336	$(1,588)
Common Stock
The following table presents activity related to shares of common stock issued and repurchased during the six months ended June 30, 2025:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2024	134,079,855	(56,335,267)	77,744,588
Dividend payable/paid	45	—	45
Common stock issued and exercise of stock options	218,647	—	218,647
Shares withheld for tax withholding	—	(98,463)	(98,463)
Shares repurchased under stock repurchase programs	—	(263,051)	(263,051)
Shares issued to directors	14	(14)	—
Balance at March 31, 2025	134,298,561	(56,696,795)	77,601,766
Dividend payable/paid	—	—	—
Common stock issued and exercise of stock options	11,393	—	11,393
Shares withheld for tax withholding	—	(134)	(134)
Shares repurchased under stock repurchase programs	—	(250,818)	(250,818)
Shares issued to directors	2,080	948	3,028
Balance at June 30, 2025	134,312,034	(56,946,799)	77,365,235
10. INCOME TAXES
The effective tax rate for the three months ended June 30, 2025 and 2024 was 19.6% and 21.5% respectively.The rate is driven lower by non-taxable adjustments on contingent consideration related to prior acquisitions, compared to unfavorable discrete items in the prior year.

The effective tax rate for the six months ended June 30, 2025 and 2024 was 16.5% and 17.8% respectively. The decrease is primarily driven by the benefit of prior year refund claims in the current year, and unfavorable discrete items in the prior year.
During the three and the six months ended June 30, 2025 , the Company’s unrecognized tax benefits increased by $0.8 million and $23.9 million, respectively, principally due to tax positions related to prior periods.
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
MSCI has five operating segments: Index, Analytics, Sustainability and Climate, Real Assets and Private Capital Solutions. These are presented as the following three reportable segments: Index, Analytics, and Sustainability and Climate. The operating segments Real Assets and Private Capital Solutions do not individually meet the segment reporting thresholds and have been combined into All Other – Private Assets.
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
The following table presents operating revenues, Adjusted EBITDA expenses and segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating revenues
Index	$434,833	$397,192	$856,576	$771,064
Analytics	177,703	165,995	349,888	329,961
Sustainability and Climate	88,911	79,855	173,530	157,739
Total reportable segment operating revenues	701,447	643,042	1,379,994	1,258,764
All Other - Private Assets	71,232	64,907	138,511	129,150
Total operating revenues	772,679	707,949	1,518,505	1,387,914

Adjusted EBITDA expenses
Index	104,675	90,202	214,847	186,314
Analytics	85,097	84,323	181,252	176,077
Sustainability and Climate	57,234	55,925	118,032	112,718
Total reportable segment Adjusted EBITDA expense	247,006	230,450	514,131	475,109

Adjusted EBITDA
Index Adjusted EBITDA	330,158	306,990	641,729	584,750
Analytics Adjusted EBITDA	92,606	81,672	168,636	153,884
Sustainability and Climate Adjusted EBITDA	31,677	23,930	55,498	45,021
Total reportable segment profitability	454,441	412,592	865,863	783,655

Plus:
All Other - Private Assets(1)	19,938	17,363	34,157	29,873
Less:
Amortization of intangible assets	43,760	40,773	87,632	79,377
Depreciation and amortization of property, equipment and leasehold improvements	5,385	4,226	10,131	8,307
Acquisition-related integration and transaction costs(2)	—	2,348	—	3,854
Operating income	425,234	382,608	802,257	721,990
Other expense (income), net	47,394	42,614	93,347	86,103
Income before provision for income taxes	377,840	339,994	708,910	635,887
Provision for income taxes	74,190	73,236	116,660	113,175
Net income	$303,650	$266,758	$592,250	$522,712
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

Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating revenues
Americas:
United States	$309,948	$290,443	$612,322	$571,118
Other	36,535	32,986	70,261	63,345
Total Americas	346,483	323,429	682,583	634,463

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	134,281	116,245	257,995	229,538
Other	171,326	157,278	340,429	308,962
Total EMEA	305,607	273,523	598,424	538,500

Asia & Australia:
Japan	32,039	28,971	62,241	55,544
Other	88,550	82,026	175,257	159,407
Total Asia & Australia	120,589	110,997	237,498	214,951

Total	$772,679	$707,949	$1,518,505	$1,387,914
Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	June 30,	December 31,
(in thousands)	2025	2024
Long-lived assets
Americas:
United States	$269,922	$253,072
Other	7,438	7,558
Total Americas	277,360	260,630

EMEA:
United Kingdom	19,610	17,632
Other	24,099	22,157
Total EMEA	43,709	39,789

Asia & Australia:
Japan	776	874
Other	27,620	27,601
Total Asia & Australia	28,396	28,475

Total	$349,465	$328,894

12. SUBSEQUENT EVENTS
On July 21, 2025, the Board of Directors declared a quarterly cash dividend of $1.80 per share for the three months ending September 30, 2025 (“third quarter 2025”). The third quarter 2025 dividend is payable on August 29, 2025 to shareholders of record as of the close of trading on August 15, 2025.
On July 4, President Donald J. Trump signed into law H.R. 1, the “One Big Beautiful Bill Act” (“The Act”). The Act includes many significant provisions, such as permanent extension of certain provisions of the Tax Cuts and Jobs Act, modifications to international tax provisions, and restoration of expensing for domestic research and development, among others. Certain provisions which impact the Company are effective starting in 2025, while others are not effective until 2026. The Company is currently evaluating the impact that The Act will have on its consolidated financial statements.

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
As of June 30, 2025, we served approximately 7,0001 clients in more than 95 countries.
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
1Represents the aggregate of all related clients under their respective parent entity. At acquisition, we align an acquired company’s client count to our methodology.

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

For the six months ended June 30, 2025, our largest client organization by revenue, BlackRock, accounted for 10.3% of our consolidated operating revenues, with 96.3% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs and non-ETF products that are based on our indexes.
The discussion of our results of operations for the three and six months ended June 30, 2025 and 2024 are presented below. The results of operations for interim periods may not be indicative of future results.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K. There have been no significant changes in our accounting policies or critical accounting estimates during the six months ended June 30, 2025.
Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product as follows: Index, Analytics, Sustainability and Climate and All Other – Private Assets.
The following table presents operating revenues by type for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2025	2024		2025	2024
Operating revenues:
Index
Recurring subscriptions	$235,647	$217,032	8.6%	$468,977	$429,984	9.1%
Asset-based fees	184,072	163,281	12.7%	361,487	313,540	15.3%
Non-recurring	15,114	16,879	(10.5%)	26,112	27,540	(5.2%)
Index total	434,833	397,192	9.5%	856,576	771,064	11.1%

Analytics
Recurring subscriptions	169,781	162,128	4.7%	339,536	322,679	5.2%
Non-recurring	7,922	3,867	104.9%	10,352	7,282	42.2%
Analytics total	177,703	165,995	7.1%	349,888	329,961	6.0%

Sustainability and Climate
Recurring subscriptions	87,027	78,000	11.6%	169,764	154,418	9.9%
Non-recurring	1,884	1,855	1.6%	3,766	3,321	13.4%
Sustainability and Climate total	88,911	79,855	11.3%	173,530	157,739	10.0%

All Other - Private Assets
Recurring subscriptions	70,313	64,309	9.3%	137,132	127,443	7.6%
Non-recurring	919	598	53.7%	1,379	1,707	(19.2%)
All Other - Private Assets total	71,232	64,907	9.7%	138,511	129,150	7.2%

Recurring subscriptions total	562,768	521,469	7.9%	1,115,409	1,034,524	7.8%
Asset-based fees	184,072	163,281	12.7%	361,487	313,540	15.3%
Non-recurring	25,839	23,199	11.4%	41,609	39,850	4.4%
Total operating revenues	$772,679	$707,949	9.1%	$1,518,505	$1,387,914	9.4%
Total operating revenues increased 9.1% for the three months ended June 30, 2025. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 8.3%.
Total operating revenues increased 9.4% for the six months ended June 30, 2025. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 9.1%.
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
The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2025	2024		2025	2024
Operating expenses:
Cost of revenues	$137,667	$128,109	7.5%	$274,457	$256,623	6.9%
Selling and marketing	78,210	71,454	9.5%	156,917	143,622	9.3%
Research and development	44,074	41,073	7.3%	91,665	81,598	12.3%
General and administrative	38,349	39,706	(3.4%)	95,446	96,397	(1.0%)
Amortization of intangible assets	43,760	40,773	7.3%	87,632	79,377	10.4%
Depreciation and amortization of property, equipment and leasehold improvements	5,385	4,226	27.4%	10,131	8,307	22.0%
Total operating expenses	$347,445	$325,341	6.8%	$716,248	$665,924	7.6%
Total operating expenses increased 6.8% for the three months ended June 30, 2025. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 6.1%.
Total operating expenses increased 7.6% for the six months ended June 30, 2025. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 8.0%.
Descriptions of MSCI’s operating expense categories are provided in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. The discussion below focuses on year-over-year changes and key drivers.
Cost of Revenues
Cost of revenues increased 7.5% and 6.9% for the three and six months ended June 30, 2025, respectively, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs and higher severance costs, as well as increases in non-compensation costs reflecting higher information technology costs.
Selling and Marketing
Selling and marketing expenses increased 9.5% and 9.3% for the three and six months ended June 30, 2025, respectively, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs.
Research and Development
R&D expenses increased 7.3% for the three months ended June 30, 2025, primarily driven by increases in non-compensation costs reflecting higher information technology costs and professional fees.
R&D expenses increased 12.3% for the six months ended June 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs, partially offset by increased capitalization of costs related to internally developed software projects. The increase is also driven by increases in non-compensation costs reflecting higher information technology costs.
General and Administrative
G&A expenses decreased 3.4% for the three months ended June 30, 2025, primarily driven by decreases in non-compensation costs reflecting an adjustment to the fair value of contingent consideration related to the Fabric acquisition (the “Contingent Consideration Adjustment”) as well as lower transaction costs, partially offset by increases in compensation and benefits costs as a result of increased headcount cost.

G&A expenses decreased 1.0% for the six months ended June 30, 2025, primarily driven by decreases in non-compensation costs reflecting the Contingent Consideration Adjustment as well as lower transaction costs, partially offset by increases in compensation and benefits costs as a result of increased headcount cost.
The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2025	2024		2025	2024
Compensation and benefits	$216,927	$200,618	8.1%	$457,173	$423,612	7.9%
Non-compensation expenses	81,373	79,724	2.1%	161,312	154,628	4.3%
Amortization of intangible assets	43,760	40,773	7.3%	87,632	79,377	10.4%
Depreciation and amortization of property, equipment and leasehold improvements	5,385	4,226	27.4%	10,131	8,307	22.0%
Total operating expenses	$347,445	$325,341	6.8%	$716,248	$665,924	7.6%
Compensation and Benefits
We had 6,208 employees as of June 30, 2025, compared to 6,059 employees as of June 30, 2024, reflecting a 2.5% increase in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of June 30, 2025, 70.4% of our employees were located in emerging market centers compared to 68.5% as of June 30, 2024.
Compensation and benefits costs increased 8.1% and 7.9%, for the three and six months ended June 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs.
Adjusting for the impact of foreign currency exchange rate fluctuations, compensation and benefits costs would have increased by 7.2% and increased by 8.6%, respectively, for the three and six months ended June 30, 2025.
Non-Compensation Expenses
Non-compensation expenses increased 2.1% for the three months ended June 30, 2025, primarily driven by higher information technology costs and professional fees, partially offset by the Contingent Consideration Adjustment.
Non-compensation expenses increased 4.3% for the six months ended June 30, 2025, primarily driven by higher information technology costs and professional fees, partially offset by the Contingent Consideration Adjustment.
Adjusting for the impact of foreign currency exchange rate fluctuations, non-compensation expenses would have increased by 1.7% and increased by 4.5%, respectively, for the three and six months ended June 30, 2025.
Amortization of Intangible Assets
Amortization of intangible assets expense increased 7.3% and 10.4% for the three and six months ended June 30, 2025, respectively, primarily driven by higher amortization recognized on internal use software.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements increased 27.4% and 22.0% for the three and six months ended June 30, 2025, respectively, primarily driven by higher depreciation on computer and related equipment.

Total Other Expense (Income), Net
The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2025	2024		2025	2024
Interest income	$(2,929)	$(6,110)	(52.1%)	$(6,805)	$(12,158)	(44.0%)
Interest expense	46,184	46,633	(1.0%)	92,676	93,307	(0.7%)
Other expense (income)	4,139	2,091	97.9%	7,476	4,954	50.9%
Total other expense (income), net	$47,394	$42,614	11.2%	$93,347	$86,103	8.4%
Total other expense (income), net increased 11.2% and 8.4% for the three and six months ended June 30, 2025, respectively, primarily driven by lower interest income reflecting lower average cash balances as well as unfavorable foreign currency exchange rate fluctuations.
Income Taxes
The effective tax rate for the three months ended June 30, 2025 and 2024 was 19.6% and 21.5%, respectively. The rate is driven lower by the non-taxable adjustments on contingent consideration related to prior acquisitions, compared to unfavorable discrete items in the prior year.
The effective tax rate for the six months ended June 30, 2025 and 2024 was 16.5% and 17.8%, respectively. The decrease is primarily driven by the benefit of prior year refund claims in the current year, and unfavorable discrete items in the prior year.
Net Income
The following table shows our net income for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2025	2024		2025	2024
Net income	$303,650	$266,758	13.8%	$592,250	$522,712	13.3%
As a result of the factors described above, net income increased 13.8% for the three months ended June 30, 2025, and increased 13.3% for the six months ended June 30, 2025.
Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2025	2024		2025	2024
Weighted average shares outstanding:
Basic	77,400	79,085	(2.1%)	77,514	79,140	(2.1%)
Diluted	77,496	79,245	(2.2%)	77,651	79,377	(2.2%)

The following table shows our common shares outstanding for the periods indicated:

	As of		% Change
(in thousands)	June 30, 2025	December 31, 2024
Common shares outstanding	77,365	77,745	(0.5%)

The decrease in weighted average shares and common shares outstanding for the three and six months ended June 30, 2025 primarily reflects the impact of share repurchases made pursuant to the Company’s stock repurchase program, partially offset by the vesting of certain stock-based awards.
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
The following table presents non-GAAP Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating revenues	$772,679	$707,949	$1,518,505	$1,387,914
Adjusted EBITDA expenses	298,300	277,994	618,485	574,386
Adjusted EBITDA	$474,379	$429,955	$900,020	$813,528
Operating margin %	55.0%	54.0%	52.8%	52.0%
Adjusted EBITDA margin %	61.4%	60.7%	59.3%	58.6%

Reconciliation of Net Income to Adjusted EBITDA and Operating Expenses to Adjusted EBITDA Expenses
The following table presents the reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$303,650	$266,758	$592,250	$522,712
Provision for income taxes	74,190	73,236	116,660	113,175
Other expense (income), net	47,394	42,614	93,347	86,103
Operating income	425,234	382,608	802,257	721,990
Amortization of intangible assets	43,760	40,773	87,632	79,377
Depreciation and amortization of property, equipment and leasehold improvements	5,385	4,226	10,131	8,307
Acquisition-related integration and transaction costs(1)	—	2,348	—	3,854
Consolidated Adjusted EBITDA	$474,379	$429,955	$900,020	$813,528

Index Adjusted EBITDA	330,158	306,990	641,729	584,750
Analytics Adjusted EBITDA	92,606	81,672	168,636	153,884
Sustainability and Climate Adjusted EBITDA	31,677	23,930	55,498	45,021
All Other - Private Assets Adjusted EBITDA	19,938	17,363	34,157	29,873
Consolidated Adjusted EBITDA	$474,379	$429,955	$900,020	$813,528
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.
The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total operating expenses	$347,445	$325,341	$716,248	$665,924
Amortization of intangible assets	43,760	40,773	87,632	79,377
Depreciation and amortization of property, equipment and leasehold improvements	5,385	4,226	10,131	8,307
Acquisition-related integration and transaction costs(1)	—	2,348	—	3,854
Consolidated Adjusted EBITDA expenses	$298,300	$277,994	$618,485	$574,386

Index Adjusted EBITDA expenses	$104,675	$90,202	$214,847	$186,314
Analytics Adjusted EBITDA expenses	85,097	84,323	181,252	176,077
Sustainability and Climate Adjusted EBITDA expenses	57,234	55,925	118,032	112,718
All Other - Private Assets Adjusted EBITDA expenses	51,294	47,544	104,354	99,277
Consolidated Adjusted EBITDA expenses	$298,300	$277,994	$618,485	$574,386
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.

Segment Results
Index Segment
The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2025	2024		2025	2024
Operating revenues:
Recurring subscriptions	$235,647	$217,032	8.6%	$468,977	$429,984	9.1%
Asset-based fees	184,072	163,281	12.7%	361,487	313,540	15.3%
Non-recurring	15,114	16,879	(10.5%)	26,112	27,540	(5.2%)
Operating revenues total	434,833	397,192	9.5%	856,576	771,064	11.1%
Adjusted EBITDA expenses	104,675	90,202	16.0%	214,847	186,314	15.3%
Adjusted EBITDA	$330,158	$306,990	7.5%	$641,729	$584,750	9.7%
Adjusted EBITDA margin %	75.9%	77.3%		74.9%	75.8%
Index operating revenues increased 9.5% for the three months ended June 30, 2025, driven by growth from asset-based fees as well as recurring subscriptions. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 9.3%.
Operating revenues from recurring subscriptions increased 8.6% for the three months ended June 30, 2025, primarily driven by growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 12.7% for the three months ended June 30, 2025, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 16.1%, primarily driven by an increase in average AUM. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 7.4%, primarily driven by an increase in average AUM.
Index operating revenues increased 11.1% for the six months ended June 30, 2025, primarily driven by growth from asset-based fees as well as recurring subscriptions. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 11.0%.
Operating revenues from recurring subscriptions increased 9.1% for the six months ended June 30, 2025, primarily driven by growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 15.3% for the six months ended June 30, 2025, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 16.1%, primarily driven by an increase in average AUM. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased 16.8%, primarily driven by an increase in average AUM and average basis point fees.
The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2024				2025
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
AUM in ETFs linked to MSCI equity indexes(1) (2)	$1,582.6	$1,631.9	$1,761.8	$1,724.7	$1,783.1	$2,024.6
Sequential Change in Value
Market Appreciation/(Depreciation)	$92.8	$21.2	$111.3	$(85.3)	$16.4	$193.0
Cash Inflows	20.9	28.1	18.6	48.2	42.0	48.5
Total Change	$113.7	$49.3	$129.9	$(37.1)	$58.4	$241.5

The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2024				2025
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI equity indexes(1) (2)
Quarterly average	$1,508.8	$1,590.6	$1,677.0	$1,755.4	$1,793.7	$1,868.7
Year-to-date average	$1,508.8	$1,549.7	$1,592.1	$1,632.9	$1,793.7	$1,831.2
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
The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended June 30, 2025, was up $278.1 billion, or 17.5%. For the six months ended June 30, 2025, the average value of AUM in ETFs linked to MSCI equity indexes was up $281.5 billion, or 18.2%.
Index segment Adjusted EBITDA expenses increased 16.0% for the three months ended June 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. The increase was also driven by non-compensation expenses reflecting higher information technology costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 15.3%.
Index segment Adjusted EBITDA expenses increased 15.3% for the six months ended June 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. The increase was also driven by non-compensation expenses reflecting higher information technology costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 15.9%.
Analytics Segment
The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2025	2024		2025	2024
Operating revenues:
Recurring subscriptions	$169,781	$162,128	4.7%	$339,536	$322,679	5.2%
Non-recurring	7,922	3,867	104.9%	10,352	7,282	42.2%
Operating revenues total	177,703	165,995	7.1%	349,888	329,961	6.0%
Adjusted EBITDA expenses	85,097	84,323	0.9%	181,252	176,077	2.9%
Adjusted EBITDA	$92,606	$81,672	13.4%	$168,636	$153,884	9.6%
Adjusted EBITDA margin %	52.1%	49.2%		48.2%	46.6%
Analytics operating revenues increased 7.1% for the three months ended June 30, 2025, primarily driven by growth from recurring subscriptions related to both Multi-Asset Class and Equity Analytics products. The increase was also driven by growth in non-recurring revenues primarily driven by certain one-time contract items, timing of implementation revenue and overage fees. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 6.6%.
Analytics segment Adjusted EBITDA expenses increased 0.9% for the three months ended June 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs, partially offset by the Contingent Consideration Adjustment. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 0.7%.
Analytics operating revenues increased 6.0% for the six months ended June 30, 2025, primarily driven by growth from recurring subscriptions related to both Equity Analytics and Multi-Asset Class products. The increase was also driven by growth in non-recurring revenues primarily driven by certain one-time contract items, timing of implementation revenue and overage fees. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 5.9%.
Analytics segment Adjusted EBITDA expenses increased 2.9% for the six months ended June 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs, partially offset by the Contingent Consideration Adjustment. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 3.8%.
Sustainability and Climate Segment
The following table presents the results for the Sustainability and Climate segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2025	2024		2025	2024
Operating revenues:
Recurring subscriptions	$87,027	$78,000	11.6%	$169,764	$154,418	9.9%
Non-recurring	1,884	1,855	1.6%	3,766	3,321	13.4%
Operating revenues total	88,911	79,855	11.3%	173,530	157,739	10.0%
Adjusted EBITDA expenses	57,234	55,925	2.3%	118,032	112,718	4.7%
Adjusted EBITDA	$31,677	$23,930	32.4%	$55,498	$45,021	23.3%
Adjusted EBITDA margin %	35.6%	30.0%		32.0%	28.5%
Sustainability and Climate operating revenues increased 11.3% for the three months ended June 30, 2025, primarily driven by growth from recurring subscriptions related to Ratings and Climate products, with growth primarily attributable to EMEA. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate operating revenues would have increased 7.1%.
Sustainability and Climate segment Adjusted EBITDA expenses increased 2.3% for the three months ended June 30, 2025, primarily driven by increases in non-compensation expense reflecting higher information technology costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate segment Adjusted EBITDA expenses would have increased 1.1%.
Sustainability and Climate operating revenues increased 10.0% for the six months ended June 30, 2025, primarily driven by growth from recurring subscriptions related to Ratings and Climate products, with growth primarily attributable to EMEA. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate operating revenues would have increased 8.1%.
Sustainability and Climate segment Adjusted EBITDA expenses increased 4.7% for the six months ended June 30, 2025, primarily driven by increases in non-compensation expense relating to information technology costs. The increase was also driven by compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate segment Adjusted EBITDA expenses would have increased 5.2%.

All Other – Private Assets
The following table presents the results for All Other – Private Assets for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2025	2024		2025	2024
Operating revenues:
Recurring subscriptions	$70,313	$64,309	9.3%	$137,132	$127,443	7.6%
Non-recurring	919	598	53.7%	1,379	1,707	(19.2%)
Operating revenues total	71,232	64,907	9.7%	138,511	129,150	7.2%
Adjusted EBITDA expenses	51,294	47,544	7.9%	104,354	99,277	5.1%
Adjusted EBITDA	$19,938	$17,363	14.8%	$34,157	$29,873	14.3%
Adjusted EBITDA margin %	28.0%	26.8%		24.7%	23.1%
All Other – Private Assets operating revenues increased 9.7% for the three months ended June 30, 2025, primarily driven by growth from recurring subscriptions in Private Capital Solutions related to Private Capital Intel, Total Plan Portfolio Management and Transparency Data products, as well as growth from recurring subscriptions in Real Assets related to Index Intel product. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 8.2%.
All Other – Private Assets Adjusted EBITDA expenses increased 7.9% for the three months ended June 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets Adjusted EBITDA expenses would have increased 6.5%.
All Other – Private Assets operating revenues increased 7.2% for the six months ended June 30, 2025, primarily driven by growth from recurring subscriptions in Private Capital Solutions related to Transparency Data and Private Capital Intel products, as well as growth from recurring subscription in Real Assets related to Index Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 6.7%.
All Other – Private Assets Adjusted EBITDA expenses increased 5.1% for the six months ended June 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets Adjusted EBITDA expenses would have increased 5.2%.
Operating Metrics
A substantial portion of MSCI’s operating revenues is derived from recurring subscriptions or licenses for products and services that are ongoing in nature and provided over contractually agreed periods, which are subject to renewal or cancellation upon the expiration of the then-current term. In addition, we generate non-recurring revenues from one-time sales and other transactions or services that are discrete in nature or that have a defined life. The operating metrics defined below help management assess the stability and growth of this recurring-revenue base and track non-recurring revenues. There have been no changes to the methodologies used to compute these metrics compared with prior periods.
Run Rate
Run Rate estimates, at a specific point in time, the annualized value of the recurring portion of executed client contracts (“Client Contracts”) expected to generate revenues over the next 12 months, assuming that all such Client Contracts are renewed and using foreign exchange rates at such point in time. Run Rate includes new Client Contracts upon execution, even if the license start date and related revenue recognition occur later.
For Client Contracts where fees are linked to an investment product’s assets or trading volume or fees (referred to as “Asset-based Fees”), the Run Rate calculation is based on:
•For exchange-traded funds (“ETFs”): assets under management as of the last trading day of the period;
•For non-ETF products: the most recent client-reported assets under management; and
•For listed futures and options contracts: the most recent quarterly volumes and/or reported exchange fees.

Run Rate excludes fees associated with one-time or other non-recurring transactions.
We remove from Run Rate the annualized fee value associated with products or services under any Client Contracts when (i) we have received a notice of termination, reduction in fees, non-renewal or other clear indication that the client does not intend to continue its subscription at then current fees; and (ii) management has determined that such notice or indication reflects the client’s final decision to terminate, not renew or renew at a lower fee the applicable products or services, even if such termination or non-renewal is not yet effective (each such event, a “Subscription Cancellation”).
In general, when a client reduces the fees paid to MSCI associated with a reduction in the number of products or services to which it subscribes within a segment, or a switch between products or services within a segment, unless the client switches to a product or service that management considers a replacement, such reduction or switch is treated as a Subscription Cancellation, including for purposes of calculating MSCI’s Retention Rate (as detailed below). In the cases where the client switches products or services to a replacement service, only the net decrease, if any, is reported as a cancellation.
•In the Analytics and Sustainability and Climate operating segments, substantially all such product or service switches are treated as replacements and are netted accordingly.
•In contrast, in the Index, Real Assets, and Private Capital Solutions operating segments, such netting treatment is applied only in limited circumstances.
Run Rate may differ from revenues recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Changes in our recurring revenues typically lag changes in Run Rate. Key factors include, but are not limited to:
•Immediate recognition of the annualized value of newly executed recurring Client Contracts;
•Immediate removal of the annualized value of Subscription Cancellations on Client Contracts;
•Immediate updates to reflect modifications to existing Client Contracts, including changes in price or scope of services;
•Timing differences between the effective date of service delivery and contract execution (e.g., Client Contracts with implementation periods, fee waivers or future-dated start terms);
•Variability in revenues driven by exogenous factors, such as changes in reference asset values, currency exchange rates or investment flows;
•Variability in revenues tied to trading volumes of futures and options contracts linked to MSCI indexes; and
•The effects of acquisitions and divestitures.
•Multi-period agreements with contractual price escalators where the total revenue is recognized ratably over the contract period.
Organic recurring subscription Run Rate growth is defined as the period-over-period growth in Run Rate, excluding:
•The impact of changes in foreign currency exchange rates;
•The impact of acquisitions during the first 12 months following the transaction date; and
•The impact of divestitures, where Run Rate from divested businesses are excluded from prior period Run Rates.
The following table presents Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
(in thousands)	June 30, 2025	June 30, 2024	Run Rate Growth %	Organic Run Rate Growth %
Index:
Recurring subscriptions	$968,712	$891,633	8.6%	8.6%
Asset-based fees	757,298	646,811	17.1%	17.1%
Index total	1,726,010	1,538,444	12.2%	12.2%

Analytics	730,640	674,609	8.3%	6.8%

Sustainability and Climate	369,759	333,683	10.8%	6.5%

All Other - Private Assets	280,313	260,556	7.6%	6.0%

Total Run Rate	$3,106,722	$2,807,292	10.7%	9.6%

Recurring subscriptions total	$2,349,424	$2,160,481	8.7%	7.4%
Asset-based fees	757,298	646,811	17.1%	17.1%
Total Run Rate	$3,106,722	$2,807,292	10.7%	9.6%
Total Run Rate increased 10.7%, driven by a 8.7% increase from recurring subscriptions, primarily driven by increases in the asset manager, banks and broker-dealer, asset owner and hedge fund client segments, as well as a 17.1% increase from asset-based fees.
Run Rate from Index recurring subscriptions increased 8.6%, primarily driven by growth from market cap-weighted and custom Index products. The increase reflected growth across all regions and client segments.
Run Rate from Index asset-based fees increased 17.1%, primarily driven by higher AUM in both ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes.
Run Rate from Analytics products increased 8.3%, primarily driven by growth in both Multi-Asset Class and Equity Analytics products, and reflected growth across all regions and client segments.
Run Rate from Sustainability and Climate products increased 10.8%, driven by growth in Climate and Ratings products with contributions across all regions. The increase is primarily driven by growth in asset manager, wealth manager and asset owner client segments.
Run Rate from All Other - Private Assets increased 7.6%, primarily driven by growth from Private Capital Solutions related to Private Capital Intel, Transparency Data and Total Plan Portfolio Management products, and reflected growth across all regions. The increase is primarily driven by growth in asset owner and asset manager client segments.
Sales
Sales represents the annualized value of products and services that clients have committed to purchase from MSCI and that are expected to result in additional operating revenues.
Non-recurring sales represent the aggregate value of client agreements entered into during the period that generate non-recurring fees and are not included in Run Rate (as defined elsewhere herein), even if such agreements span multiple periods or years.
New recurring subscription sales represent the annualized value of additional client commitments entered into during the period - such as new Client Contracts, expansions of existing Client Contracts or price increases - that contribute to Run Rate.
Net new recurring subscription sales represent new recurring subscription sales minus the impact of Subscription Cancellations, capturing the net impact to Run Rate for the period.

Total gross sales is the sum of new recurring subscription sales and non-recurring sales.
Total net sales is total gross sales minus the impact of Subscription Cancellations.
Changes in foreign currency are calculated by applying the exchange rates from the prior comparable period to the current period’s foreign currency-denominated Run Rate.
The following table presents our recurring subscription sales, cancellations and non-recurring sales for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Index
New recurring subscription sales	$29,274	$31,297	$51,698	$54,810
Subscription cancellations	(9,241)	(10,312)	(17,495)	(25,014)
Net new recurring subscription sales	$20,033	$20,985	$34,203	$29,796
Non-recurring sales	$17,473	$17,993	$29,847	$30,804
Total gross sales	$46,747	$49,290	$81,545	$85,614
Total Index net sales	$37,506	$38,978	$64,050	$60,600

Analytics
New recurring subscription sales	$25,744	$21,269	$38,962	$35,357
Subscription cancellations	(10,915)	(6,900)	(18,857)	(17,694)
Net new recurring subscription sales	$14,829	$14,369	$20,105	$17,663
Non-recurring sales	$5,839	$4,057	$8,041	$6,519
Total gross sales	$31,583	$25,326	$47,003	$41,876
Total Analytics net sales	$20,668	$18,426	$28,146	$24,182

Sustainability and Climate
New recurring subscription sales	$10,301	$18,557	$17,535	$30,028
Subscription cancellations	(5,332)	(4,570)	(10,026)	(11,921)
Net new recurring subscription sales	$4,969	$13,987	$7,509	$18,107
Non-recurring sales	$1,327	$2,835	$3,241	$4,507
Total gross sales	$11,628	$21,392	$20,776	$34,535
Total Sustainability and Climate net sales	$6,296	$16,822	$10,750	$22,614

All Other - Private Assets
New recurring subscription sales	$9,869	$11,654	$19,577	$19,918
Subscription cancellations	(5,858)	(5,580)	(11,498)	(10,502)
Net new recurring subscription sales	$4,011	$6,074	$8,079	$9,416
Non-recurring sales	$757	$752	$1,818	$1,841
Total gross sales	$10,626	$12,406	$21,395	$21,759
Total All Other - Private Assets net sales	$4,768	$6,826	$9,897	$11,257

Consolidated
New recurring subscription sales	$75,188	$82,777	$127,772	$140,113
Subscription cancellations	(31,346)	(27,362)	(57,876)	(65,131)
Net new recurring subscription sales	$43,842	$55,415	$69,896	$74,982
Non-recurring sales	$25,396	$25,637	$42,947	$43,671
Total gross sales	$100,584	$108,414	$170,719	$183,784
Total net sales	$69,238	$81,052	$112,843	$118,653

Retention Rate
The following table presents our Retention Rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Index	96.0%	95.2%	96.3%	94.2%
Analytics	93.7%	95.8%	94.6%	94.7%
Sustainability and Climate	93.8%	94.3%	94.2%	92.5%
All Other - Private Assets	91.2%	91.2%	91.4%	91.7%
Total	94.4%	94.8%	94.8%	93.8%
Retention Rate is a key performance metric that provides insight into the stability and durability of MSCI’s recurring revenue base. Subscription cancellations reduce Run Rate and, over time, lower future operating revenues.
For full-year periods, Retention Rate is calculated as the retained subscription Run Rate, which is defined as the subscription Run Rate at the beginning of the fiscal year minus actual subscription cancellations during the fiscal year, expressed as a percentage of the subscription Run Rate at the beginning of the fiscal year.
For interim (non-annual) periods, Retention Rate is presented on an annualized basis. The annualized Retention Rate is calculated by:
1.Dividing annualized subscription cancellations in the period by the subscription Run Rate at the beginning of the fiscal year, to determine a cancellation rate; and
2.Subtracting that rate from 100%, to derive the annualized Retention Rate.
Retention Rate is calculated by operating segment and is based on an individual product or service level within each segment. We do not calculate Retention Rate for the portion of Run Rate attributable to Asset-based Fees.
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
Senior Notes and Credit Agreement
As of June 30, 2025, we had an aggregate of $4,200.0 million in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of June 30, 2025 an aggregate of $337.0 million in outstanding borrowings under the revolving credit facility. See Note 7, “Debt” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and revolving credit facility.
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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for four fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 4.00:1.00. As of June 30, 2025, our Consolidated Leverage Ratio was 2.24:1.00 and our Consolidated Interest Coverage Ratio was 10.70:1.00.
Share Repurchases
The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Six months ended (in thousands except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
June 30, 2025	$557.70	514	$286,585
June 30, 2024	$483.79	499	$241,518
___________________________
(1)The values in this column exclude the 1% excise tax incurred on share repurchases pursuant to the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statement of Shareholders’ Equity (Deficit).
As of June 30, 2025, there was $1,248.9 million of available authorization remaining under the 2024 Repurchase Program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On July 21, 2025, the Board of Directors declared a quarterly cash dividend of $1.80 per share for the three months ending September 30, 2025. The third quarter 2025 dividend is payable on August 29, 2025 to shareholders of record as of the close of trading on August 15, 2025.
Cash Flows
The following table presents the Company’s cash and cash equivalents, including restricted cash, as of the dates indicated:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents (includes restricted cash of $3,635 and $3,497 at June 30, 2025 and December 31, 2024, respectively)	$347,318	$409,351
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of June 30, 2025 and December 31, 2024, $199.1 million and $265.5 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.

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
Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$637,875	$649,385
Net cash (used in) investing activities	(67,467)	(79,458)
Net cash (used in) provided by financing activities	(642,824)	(575,859)
Effect of exchange rate changes	10,383	(4,360)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(62,033)	$(10,292)
Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by higher payments for cash expenses, partially offset by higher cash collections from customers.
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
Cash Flows From Investing Activities
The year-over-year change was due to prior year acquisitions partially offset by increased capital expenditures.
Cash Flows From Financing Activities
The year-over-year change was primarily driven by the impact of higher share repurchases, dividend payments and contingent consideration payments related to acquisitions.
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2025 and 2024, 16.6% and 16.7%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 16.6% of non-U.S. dollar exposure for the six months ended June 30, 2025, 42.2% was in Euros, 32.6% was in British pounds sterling and 18.2% was in Japanese yen. Of the 16.7% of non-U.S. dollar exposure for the six months ended June 30, 2024, 41.9% was in Euros, 33.0% was in British pounds sterling and 17.6% was in Japanese yen.
Revenues from asset-based fees represented 23.8% and 22.6% of operating revenues for the six months ended June 30, 2025 and 2024, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S.

dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 41.2% and 42.0% of our operating expenses for the six months ended June 30, 2025 and 2024, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Mexican pesos and Swiss francs.
We have certain monetary assets and liabilities denominated in currencies other than local functional amounts, and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $4.5 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of equity securities during the three months ended June 30, 2025.
The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended June 30, 2025.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(3)
April 1, 2025 - April 30, 2025	230,271	$521.08	230,271	$1,260
May 1, 2025 - May 31, 2025	1,812	$552.88	—	$1,260
June 1, 2025 - June 30, 2025	20,547	$546.31	20,547	$1,249
Total	252,630	$523.36	250,818	$1,249
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
Item 5.    Other Information
During the three months ended June 30, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6.    Exhibits
EXHIBIT INDEX

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 9, 2024 and incorporated by reference herein)

*†	10.1	Non-Employee Director Stock Ownership Guidelines

*†	10.2	MSCI Inc. Executive Committee Stock Ownership Guidelines

*†	10.3	MSCI Inc. Annual Incentive Plan

*†	10.4	Form of 2025 Award Agreement for Restricted Stock Units for Non-Employee Directors Under the MSCI Inc. 2025 Omnibus Incentive Plan

*†	10.5	Form of 2025 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2025 Omnibus Incentive Plan

*†	10.6	Form of 2025 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2025 Omnibus Incentive Plan

*†	10.7	Form of 2025 Non-Qualified Performance Stock Option Award Agreement Under the MSCI Inc. 2025 Omnibus Incentive Plan

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
*Filed herewith.
**Furnished herewith.
†    Indicates a management compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: July 22, 2025

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)