Form 10-Q
period 2025-09-30
MSCI Inc.
filed 2025-10-28
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2025, there were 75,139,539 shares of the registrant’s Common Stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share and share data)

	As of
	September 30,	December 31,
(unaudited)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3,656 and $3,497 at September 30, 2025 and December 31, 2024, respectively)	$400,089	$409,351
Accounts receivable (net of allowances of $5,897 and $5,284 at September 30, 2025 and December 31, 2024, respectively)	745,852	820,709
Prepaid income taxes	95,533	48,162
Prepaid and other assets	67,247	65,799
Total current assets	1,308,721	1,344,021
Property, equipment and leasehold improvements, net	82,570	70,885
Right of use assets	116,004	119,435
Goodwill	2,923,468	2,915,167
Intangible assets, net	849,611	907,613
Deferred tax assets	41,541	40,626
Other non-current assets	67,225	47,692
Total assets	$5,389,140	$5,445,439

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,048	$14,517
Income taxes payable	77,236	37,989
Accrued compensation and related benefits	193,707	217,492
Other accrued liabilities	222,584	192,233
Deferred revenue	974,662	1,123,423
Total current liabilities	1,484,237	1,585,654
Long-term debt	5,507,771	4,510,816
Long-term operating lease liabilities	111,742	121,153
Deferred tax liabilities	82,772	47,623
Other non-current liabilities	118,593	120,190
Total liabilities	7,305,115	6,385,436

Commitments and Contingencies (see Note 7)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 134,317,153 and 134,079,855 common shares issued and 75,180,647 and 77,744,588 common shares outstanding at September 30, 2025 and December 31, 2024, respectively)	1,343	1,341
Treasury shares, at cost (59,136,506 and 56,335,267 common shares held at September 30, 2025 and December 31, 2024, respectively)	(8,918,561)	(7,334,291)
Additional paid in capital	1,776,617	1,683,693
Retained earnings	5,278,392	4,780,300
Accumulated other comprehensive loss	(53,766)	(71,040)
Total shareholders’ equity (deficit)	(1,915,975)	(939,997)
Total liabilities and shareholders’ equity (deficit)	$5,389,140	$5,445,439
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2025	2024	2025	2024
Operating revenues	$793,426	$724,705	$2,311,931	$2,112,619

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	132,528	126,192	406,985	382,815
Selling and marketing	79,856	70,763	236,773	214,385
Research and development	44,807	38,584	136,472	120,182
General and administrative	41,805	41,561	137,251	137,958
Amortization of intangible assets	40,937	41,939	128,569	121,316
Depreciation and amortization of property, equipment and leasehold improvements	5,803	4,332	15,934	12,639
Total operating expenses	345,736	323,371	1,061,984	989,295

Operating income	447,690	401,334	1,249,947	1,123,324

Interest income	(5,109)	(5,217)	(11,914)	(17,375)
Interest expense	53,620	46,688	146,296	139,995
Other expense (income)	2,671	2,927	10,147	7,881

Other expense (income), net	51,182	44,398	144,529	130,501

Income before provision for income taxes	396,508	356,936	1,105,418	992,823
Provision for income taxes	71,122	76,035	187,782	189,210
Net income	$325,386	$280,901	$917,636	$803,613

Earnings per share:
Basic	$4.26	$3.58	$11.89	$10.18
Diluted	$4.25	$3.57	$11.87	$10.15

Weighted average shares outstanding:
Basic	76,460	78,499	77,159	78,925
Diluted	76,579	78,729	77,290	79,159
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2025	2024	2025	2024
Net income	$325,386	$280,901	$917,636	$803,613
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,005)	12,899	17,963	9,102
Income tax effect	751	(1,039)	(1,884)	(827)
Foreign currency translation adjustments, net	(4,254)	11,860	16,079	8,275

Pension and other post-retirement adjustments	827	(28)	1,429	78
Income tax effect	(234)	23	(234)	19
Pension and other post-retirement adjustments, net	593	(5)	1,195	97
Other comprehensive income (loss), net of tax	(3,661)	11,855	17,274	8,372
Comprehensive income	$321,725	$292,756	$934,910	$811,985
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$1,341	$(7,334,291)	$1,683,693	$4,780,300	$(71,040)	$(939,997)
Net income				288,600		288,600
Dividends declared ($1.80 per common share)				(141,392)		(141,392)
Dividends paid in shares			35			35
Other comprehensive income (loss), net of tax					7,372	7,372
Common stock issued	2					2
Shares withheld for tax withholding		(57,735)				(57,735)
Exercise of stock options			394			394
Compensation payable in common stock			40,366			40,366
Common stock repurchased and held in treasury		(156,207)				(156,207)
Common stock issued to Directors and (held in)/released from treasury		(8)				(8)
Balance at March 31, 2025	1,343	(7,548,241)	1,724,488	4,927,508	(63,668)	(958,570)
Net income				303,650		303,650
Dividends declared ($1.80 per common share)				(140,004)		(140,004)
Dividends paid in shares			11			11
Other comprehensive income (loss), net of tax					13,563	13,563
Common stock issued						—
Shares withheld for tax withholding		(74)				(74)
Exercise of stock options			3,915			3,915
Compensation payable in common stock			23,412			23,412
Common stock repurchased and held in treasury		(132,460)				(132,460)
Common stock issued to Directors and (held in)/released from treasury		349				349
Balance at June 30, 2025	1,343	(7,680,426)	1,751,826	5,091,154	(50,105)	(886,208)
Net income				325,386		325,386
Dividends declared ($1.80 per common share)				(138,148)		(138,148)
Dividends paid in shares			6			6
Other comprehensive income (loss), net of tax					(3,661)	(3,661)
Common stock issued						—
Shares withheld for tax withholding and exercises		(224)				(224)
Exercise of stock options			2,276			2,276
Compensation payable in common stock			22,509			22,509
Common stock repurchased and held in treasury		(1,237,905)				(1,237,905)
Common stock issued to Directors and (held in)/released from treasury		(6)				(6)
Balance at September 30, 2025	$1,343	$(8,918,561)	$1,776,617	$5,278,392	$(53,766)	$(1,915,975)
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$1,338	$(6,447,101)	$1,587,670	$4,179,681	$(61,352)	$(739,764)
Net income				255,954		255,954
Dividends declared ($1.60 per common share)				(129,444)		(129,444)
Dividends paid in shares			74			74
Other comprehensive income (loss), net of tax					(2,205)	(2,205)
Common stock issued	3					3
Shares withheld for tax withholding		(69,991)				(69,991)
Exercise of stock options
Compensation payable in common stock			34,894			34,894
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		(38)				(38)
Balance at March 31, 2024	1,341	(6,517,130)	1,622,638	4,306,191	(63,557)	(650,517)
Net income				266,758		266,758
Dividends declared ($1.60 per common share)				(127,304)		(127,304)
Dividends paid in shares			40			40
Other comprehensive income (loss), net of tax					(1,278)	(1,278)
Common stock issued						—
Shares withheld for tax withholding		(200)				(200)
Compensation payable in common stock			19,707			19,707
Common stock repurchased and held in treasury		(243,035)				(243,035)
Common stock issued to Directors and (held in)/released from treasury		1,346				1,346
Balance at June 30, 2024	1,341	(6,759,019)	1,642,385	4,445,645	(64,835)	(734,483)
Net income				280,901		280,901
Dividends declared ($1.60 per common share)				(126,186)		(126,186)
Dividends paid in shares			8			8
Other comprehensive income (loss), net of tax					11,855	11,855
Common stock issued						—
Shares withheld for tax withholding and exercises		(761)				(761)
Compensation payable in common stock			18,400			18,400
Common stock repurchased and held in treasury		(200,724)				(200,724)
Common stock issued to Directors and (held in)/released from treasury		(8)				(8)
Balance at September 30, 2024	$1,341	$(6,960,512)	$1,660,793	$4,600,360	$(52,980)	$(750,998)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
(unaudited)	2025	2024
Cash flows from operating activities
Net income	$917,636	$803,613
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	128,569	121,316
Stock-based compensation expense	85,772	72,235
Depreciation and amortization of property, equipment and leasehold improvements	15,934	12,639
Amortization of right of use assets	18,468	19,582
Amortization of debt origination fees	4,134	3,856
Loss on extinguishment of debt	—	1,510
Deferred taxes	33,421	32,085
Other adjustments	17,377	7,915
Changes in assets and liabilities:
Accounts receivable	79,303	194,233
Prepaid income taxes	(47,119)	(17,882)
Prepaid and other assets	(1,027)	(6,179)
Other non-current assets	(15,468)	(579)
Accounts payable	1,131	(1,163)
Income taxes payable	31,917	14,063
Accrued compensation and related benefits	(28,487)	(38,461)
Other accrued liabilities	27,322	20,664
Deferred revenue	(162,262)	(146,357)
Long-term operating lease liabilities	(21,202)	(19,294)
Other non-current liabilities	2,854	(2,681)
Other	(957)	(121)
Net cash provided by operating activities	1,087,316	1,070,994

Cash flows from investing activities
Capitalized software development costs	(66,691)	(59,648)
Capital expenditures	(26,880)	(19,515)
Cash paid for acquisitions, net of cash acquired	—	(27,467)
Other	(43)	(892)
Net cash used in investing activities	(93,614)	(107,522)

Cash flows from financing activities
Repurchase of common stock held in treasury	(1,577,483)	(511,218)
Payment of dividends	(421,386)	(383,980)
Repayment of borrowings	(926,875)	(364,063)
Proceeds from borrowings, net of discount	1,931,875	336,875
Payment of debt issuance costs	(12,771)	(3,739)
Payment of contingent consideration and deferred purchase price from acquisitions	(12,145)	—
Proceeds from exercise of stock options	6,585	—
Net cash used in financing activities	(1,012,200)	(926,125)

Effect of exchange rate changes	9,236	1,939

Net increase (decrease) in cash, cash equivalents and restricted cash	(9,262)	39,286
Cash, cash equivalents and restricted cash, beginning of period	409,351	461,693
Cash, cash equivalents and restricted cash, end of period	$400,089	$500,979

Supplemental disclosure of cash flow information:
Cash paid for interest	$121,727	$124,963
Cash paid for income taxes, net of refunds received	$156,183	$161,423

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$2,861	$3,153
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
Concentrations
For the nine months ended September 30, 2025 and 2024, BlackRock, Inc. (“BlackRock”) accounted for 10.6% and 10.1% of the Company’s consolidated operating revenues, respectively. For the nine months ended September 30, 2025 and 2024, BlackRock accounted for 18.5% and 17.8% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within Analytics, Sustainability and Climate or All Other – Private Assets for the nine months ended September 30, 2025 and 2024.

Allowance for Credit Losses
Changes in the allowance for credit losses from December 31, 2023 to September 30, 2025 were as follows:

(in thousands)	Amount
Balance as of December 31, 2023	$3,968
Addition to credit loss expense	3,990
Write-offs, net of recoveries	(2,674)
Balance as of December 31, 2024	$5,284
Addition to credit loss expense	2,017
Write-offs, net of recoveries	(1,404)
Balance as of September 30, 2025	$5,897

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
In July 2025, the FASB issued Accounting Standards Update No. 2025-05 “Financial Instruments—Credit Losses (Topic 326)” or ASU 2025-05. The amendments in ASU 2025-05 permit entities to elect a practical expedient when estimating expected credit losses on accounts receivable and contract assets. Under this election, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. ASU 2025-05 is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2026 and interim period reporting beginning in 2026 on a prospective basis. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.
In September 2025, the FASB issued Accounting Standards Update No. 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)” or ASU 2025-06. The amendments in ASU 2025-06 remove references to prescriptive and sequential software development stages. The amendments also require entities to begin capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used as intended. ASU 2025-06 is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2028 and interim period reporting beginning in 2028, with early adoption permitted as of the beginning of a fiscal year. The amendments can be applied prospectively, retrospectively, or on a modified prospective transition method. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
3. REVENUE RECOGNITION
MSCI’s operating revenues are reported by product type and each product type may have different timing for recognizing revenue. The Company’s operating revenue types are recurring subscriptions, asset-based fees and non-recurring revenues. The Company also disaggregates operating revenues by segment.

The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months Ended September 30, 2025
	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$242,569	$178,292	$88,676	$69,524	$579,061
Asset-based fees	197,515	—	—	—	197,515
Non-recurring	11,076	3,878	1,449	447	16,850
Total	$451,160	$182,170	$90,125	$69,971	$793,426

	For the Nine Months Ended September 30, 2025
	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$711,546	$517,828	$258,440	$206,656	$1,694,470
Asset-based fees	559,002	—	—	—	559,002
Non-recurring	37,188	14,230	5,215	1,826	58,459
Total	$1,307,736	$532,058	$263,655	$208,482	$2,311,931

	For the Three Months Ended September 30, 2024
	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$223,945	$168,150	$81,536	$62,991	$536,622
Asset-based fees	168,622	—	—	—	168,622
Non-recurring	12,315	4,226	2,107	813	19,461
Total	$404,882	$172,376	$83,643	$63,804	$724,705

	For the Nine Months Ended September 30, 2024
	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$653,929	$490,829	$235,954	$190,434	$1,571,146
Asset-based fees	482,162	—	—	—	482,162
Non-recurring	39,855	11,508	5,428	2,520	59,311
Total	$1,175,946	$502,337	$241,382	$192,954	$2,112,619
The tables that follow present the change in accounts receivable, net of allowances, and current deferred revenue between the dates indicated:

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2024)	$820,709	$1,123,423
Closing (September 30, 2025)	745,852	974,662
Increase/(decrease)	$(74,857)	$(148,761)

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2023)	$839,555	$1,083,864
Closing (September 30, 2024)	643,807	942,840
Increase/(decrease)	$(195,748)	$(141,024)
The amounts of revenues recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $239.0 million and $1,029.7 million for the three and nine months ended September 30, 2025, respectively, and $209.9 million and $915.5 million for the three and nine months ended September 30, 2024, respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. As of September 30, 2025 and December 31, 2024, the Company carried a long-term deferred revenue balance of $33.3 million and $32.2 million, respectively, in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
September 30,
(in thousands)	2025
First 12-month period	$1,027,715
Second 12-month period	653,406
Third 12-month period	321,332
Periods thereafter	215,898
Total	$2,218,351
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, stock options, restricted stock units, performance stock units, and performance stock options.
The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$325,386	$280,901	$917,636	$803,613

Basic weighted average common shares outstanding	76,460	78,499	77,159	78,925
Effect of dilutive securities	119	230	131	234
Diluted weighted average common shares outstanding	76,579	78,729	77,290	79,159

Earnings per common share:
Basic	$4.26	$3.58	$11.89	$10.18
Diluted	$4.25	$3.57	$11.87	$10.15
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
The Fabric and Foxberry acquisitions each included contingent consideration as a component of the aggregate purchase price. The fair values of the contingent consideration were determined based on management estimates and assumptions which primarily included forecasted product sales, probability of achievement of certain integration targets and discount rates. The Company classifies these liabilities as Level 3 within the fair value hierarchy, as the measurement is based on inputs that are not observable in the market. As of September 30, 2025, the fair value of the contingent consideration was $16.0 million, of which $9.5 million is included in “Other accrued liabilities” and $6.5 million is included in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
Changes in the Company’s Level 3 financial liabilities for the three and nine months ended September 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$15,707	$27,746	$28,647	$—
Additions of contingent consideration(1)	—	—	—	27,240
Change in fair value	249	448	(3,057)	954
Payments	—	—	(9,634)	—
Ending Balance	$15,956	$28,194	$15,956	$28,194
___________________________
(1)Reflects balance of contingent consideration at acquisition date fair value.
6. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table shows the changes in our goodwill balances from December 31, 2024 to September 30, 2025:

(in thousands)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2024	$1,226,956	$296,880	$83,703	$1,307,628	$2,915,167
Foreign exchange translation adjustment	4,171	—	2,672	1,458	8,301
Goodwill at September 30, 2025	$1,231,127	$296,880	$86,375	$1,309,086	$2,923,468
The Company completed its annual goodwill impairment test as of July 1, 2025 on its Index, Analytics, Sustainability and Climate, Real Assets and Private Capital Solutions reporting units, which are also the Company’s operating segments, and no impairments were noted. The Company performed a test for impairment and determined that it was more likely than not that the fair value of each reporting unit was greater than its carrying value. See Note 11, “Segment Information,” for further descriptions of the operating segments.

Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization expense of acquired intangible assets	$20,781	$26,066	$70,798	$77,226
Amortization expense of internally developed capitalized software	20,156	15,873	57,771	44,090
Total amortization of intangible assets expense	$40,937	$41,939	$128,569	$121,316
The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	September 30, 2025			December 31, 2024
(in thousands)	Gross intangible assets	Accumulated amortization	Net intangible assets	Gross intangible assets	Accumulated amortization	Net intangible assets
Customer relationships	$716,182	$(402,092)	$314,090	$715,020	$(379,087)	$335,933
Proprietary data	455,610	(137,467)	318,143	452,813	(104,980)	347,833
Acquired technology and software	258,181	(210,091)	48,090	256,794	(199,090)	57,704
Trademarks	209,090	(188,369)	20,721	209,090	(181,521)	27,569
Internally developed capitalized software	383,868	(235,301)	148,567	316,795	(178,221)	138,574
Total	$2,022,931	$(1,173,320)	$849,611	$1,950,512	$(1,042,899)	$907,613
The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2025 and succeeding years:

Years Ending December 31, (in thousands)	Amortization Expense
Remainder of 2025	$40,713
2026	145,025
2027	113,279
2028	82,327
2029	70,705
Thereafter	397,562
Total	$849,611

7. DEBT
As of September 30, 2025, the Company had outstanding an aggregate of $5.5 billion in senior unsecured notes (collectively, the “Senior Notes”) and $0.1 billion of revolving loans under the Revolving Credit Facility (as defined below) as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
(in thousands)	Maturity Date	September 30, 2025	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000,000	$995,546	$994,727	$977,000	$944,070
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	896,745	896,249	858,600	820,845
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	994,075	993,255	959,000	918,400
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	596,002	595,509	564,000	538,350
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	694,703	694,201	625,800	592,046
5.250% senior unsecured notes due 2035	September 1, 2035	1,250,000	1,230,700	—	1,257,500	—
Variable rate revolving loans (1)	August 20, 2030	100,000	100,000	336,875	99,000	333,506
Total debt		$5,550,000	$5,507,771	$4,510,816	$5,340,900	$4,147,217
___________________________
(1)As of September 30, 2025, there were $5.9 million in unamortized deferred financing fees associated with the variable rate revolving loan commitments under the Revolving Credit Facility of which $1.2 million is included in “Prepaid and other assets,” and $4.7 million is included in “Other non-current assets” on the Unaudited Condensed Consolidated Statement of Financial Condition.
Maturities of the Company’s principal debt payments as of September 30, 2025 are as follows:

Maturity of Principal Debt Payments (in thousands)	Amounts
Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	1,000,000
Thereafter	4,550,000
Total debt	$5,550,000
Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Revolving Loans
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
5.250% senior unsecured notes due 2035(1)	Semi-Annual	March 1
Variable rate revolving loans(2)	Variable	October 22
___________________________
(1)The first payment occurring on March 1, 2026.
(2)The first payment occurred on October 22, 2025.
The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilized the market approach and obtained security pricing from a vendor who used broker quotes and third-party pricing services to determine fair values.
Senior Notes. On August 8, 2025, the Company issued $1.25 billion aggregate principal amount of 5.25% Senior Unsecured Notes due 2035 (the “2035 Senior Notes”) in a registered public offering. The 2035 Senior Notes mature on September 1, 2035. At any time prior to June 1, 2035, the Company may redeem all or part of the 2035 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, thereon to, but not including, the redemption date. On or after June 1, 2035, the 2035 Senior Notes are redeemable at 100% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date.
Credit Agreement. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks. On August 20, 2025, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), amending and restating in its entirety the Company’s prior Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The Credit Agreement increases the aggregate revolving commitments to $1.6 billion (from $1.25 billion under the Prior Credit Agreement) under a revolving credit facility (the “Revolving Credit Facility”) and extends the availability period until August 20, 2030. Prior to entering into the Credit Agreement, the Company applied the proceeds of its offering of the 2035 Senior Notes to repay in full all outstanding borrowings under the Prior Credit Agreement. The obligations under the Credit Agreement are unsecured senior obligations of the Company.
Interest on the revolving loans under the Credit Agreement accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin determined based on the credit ratings of the Company’s senior, unsecured long-term debt. As of September 30, 2025, the applicable margin was 0.50% for Base Rate loans, and 1.50% for SOFR loans. At September 30, 2025, the interest rate on the revolving loans under the Revolving Credit Facility was 5.7%.
In connection with the closings of the Senior Notes offerings, entry into the Prior Credit Agreement and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At September 30, 2025, $48.1 million of the deferred financing fees, discount and premium remain unamortized, $1.2 million of which is included in “Prepaid and other assets”, $4.7 million of which is included in “Other non-current assets” and $42.2 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.
8. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease expenses	$7,932	$9,339	$23,134	$24,133
Variable lease costs	265	275	780	1,894
Short-term lease costs	123	228	349	667
Sublease income	(665)	(904)	(1,982)	(2,650)
Total lease costs	$7,655	$8,938	$22,281	$24,044

Maturities of the Company’s operating lease liabilities as of September 30, 2025 are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2025	$6,720
2026	34,492
2027	28,071
2028	27,256
2029	17,268
Thereafter	42,810
Total lease payments	$156,617
Less: Interest	(17,195)
Present value of lease liabilities	$139,422

Other accrued liabilities	$27,680
Long-term operating lease liabilities	$111,742
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	September 30,	December 31,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)	5.68	6.27
Weighted-average discount rate	4.17%	4.06%
Other information related to the Company’s operating leases are as follows:

Other Information	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating cash flows used for operating leases	$25,794	$23,882
Right of use assets obtained in exchange for new operating lease liabilities	$12,036	$26,926
9. SHAREHOLDERS’ EQUITY (DEFICIT)
Return of capital
On October 28, 2024, the Board of Directors authorized a stock repurchase program (the “2024 Repurchase Program”) for the purchase of up to $1.5 billion worth of shares of MSCI’s common stock in addition to the $0.4 billion of authorization then remaining under a previously existing share repurchase program that was replaced by, and incorporated into, the 2024 Repurchase Program for a total of $1.9 billion of stock repurchase authorization available under the 2024 Repurchase Program.
Share repurchases made pursuant to the 2024 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
As of September 30, 2025, there was less than $0.1 billion of available authorization remaining under the 2024 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Nine months ended (in thousands, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
September 30, 2025	$559.44	2,703	$1,512,260
September 30, 2024	$500.52	880	$440,265
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
The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share data)	Per Share	Declared	Distributed	(Released)/Deferred
2025
Three Months Ended March 31,	$1.80	$141,392	$143,820	$(2,428)
Three Months Ended June 30,	1.80	140,004	139,753	251
Three Months Ended September 30,	1.80	138,148	137,865	283
Total	$5.40	$419,544	$421,438	$(1,894)
2024
Three Months Ended March 31,	$1.60	$129,444	$131,378	$(1,934)
Three Months Ended June 30,	1.60	127,304	126,958	346
Three Months Ended September 30,	1.60	126,185	125,763	422
Total	$4.80	$382,933	$384,099	$(1,166)

Common Stock
The following table presents activity related to shares of common stock issued and repurchased during the nine months ended September 30, 2025:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2024	134,079,855	(56,335,267)	77,744,588
Dividend payable/paid	45	—	45
Common stock issued and exercise of stock options	218,647	—	218,647
Shares withheld for tax withholding	—	(98,463)	(98,463)
Shares repurchased under stock repurchase programs	—	(263,051)	(263,051)
Shares issued to directors	14	(14)	—
Balance at March 31, 2025	134,298,561	(56,696,795)	77,601,766
Dividend payable/paid	—	—	—
Common stock issued and exercise of stock options	11,393	—	11,393
Shares withheld for tax withholding	—	(134)	(134)
Shares repurchased under stock repurchase programs	—	(250,818)	(250,818)
Shares issued to directors	2,080	948	3,028
Balance at June 30, 2025	134,312,034	(56,946,799)	77,365,235
Dividend payable/paid	—	—	—
Common stock issued and exercise of stock options	5,108	—	5,108
Shares withheld for tax withholding	—	(407)	(407)
Shares repurchased under stock repurchase programs	—	(2,189,289)	(2,189,289)
Shares issued to directors	11	(11)	—
Balance at September 30, 2025	134,317,153	(59,136,506)	75,180,647
10. INCOME TAXES
The effective tax rate for the three months ended September 30, 2025 and 2024 was 17.9% and 21.3% respectively. The rate is primarily driven by favorable prior-year items in the current year, compared to unfavorable prior-year items in the preceding year.

The effective tax rate for the nine months ended September 30, 2025 and 2024 was 17.0% and 19.1% respectively. The decrease is primarily driven by the benefit of prior-year refund claims in the current year, partially offset by a decrease in excess tax benefits recognized on share-based compensation vested.

On July 4, the “One Big Beautiful Bill Act” (“The Act”) was enacted in the United States. The Act includes many significant provisions, such as permanent extension of certain provisions of the Tax Cuts and Jobs Act, modifications to international tax provisions, and restoration of expensing for domestic research and development, among others. Certain provisions of the Act are effective for the 2025 tax year. The enactment of the Act did not have a material impact on the Company’s effective tax rate for the three and nine months ended September 30, 2025. Administrative guidance interpreting the Act will be released over coming quarters which the Company will continue to monitor.
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
The following table presents operating revenues, Adjusted EBITDA expenses and segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating revenues
Index	$451,160	$404,882	$1,307,736	$1,175,946
Analytics	182,170	172,376	532,058	502,337
Sustainability and Climate	90,125	83,643	263,655	241,382
Total reportable segment operating revenues	723,455	660,901	2,103,449	1,919,665
All Other - Private Assets	69,971	63,804	208,482	192,954
Total operating revenues	793,426	724,705	2,311,931	2,112,619

Adjusted EBITDA expenses
Index	100,897	90,734	315,744	277,048
Analytics	92,132	82,089	273,384	258,166
Sustainability and Climate	55,319	53,654	173,351	166,372
Total reportable segment Adjusted EBITDA expense	248,348	226,477	762,479	701,586

Adjusted EBITDA
Index Adjusted EBITDA	350,263	314,148	991,992	898,898
Analytics Adjusted EBITDA	90,038	90,287	258,674	244,171
Sustainability and Climate Adjusted EBITDA	34,806	29,989	90,304	75,010
Total reportable segment profitability	475,107	434,424	1,340,970	1,218,079

Plus:
All Other - Private Assets(1)	19,323	16,278	53,480	46,151
Less:
Amortization of intangible assets	40,937	41,939	128,569	121,316
Depreciation and amortization of property, equipment and leasehold improvements	5,803	4,332	15,934	12,639
Acquisition-related integration and transaction costs(2)	—	3,097	—	6,951
Operating income	447,690	401,334	1,249,947	1,123,324
Other expense (income), net	51,182	44,398	144,529	130,501
Income before provision for income taxes	396,508	356,936	1,105,418	992,823
Provision for income taxes	71,122	76,035	187,782	189,210
Net income	$325,386	$280,901	$917,636	$803,613
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

Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating revenues
Americas:
United States	$324,172	$297,577	$936,494	$868,695
Other	34,847	32,631	105,108	95,976
Total Americas	359,019	330,208	1,041,602	964,671

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	138,123	122,384	396,118	351,922
Other	175,413	157,739	515,842	466,701
Total EMEA	313,536	280,123	911,960	818,623

Asia & Australia:
Japan	32,534	28,833	94,775	84,377
Other	88,337	85,541	263,594	244,948
Total Asia & Australia	120,871	114,374	358,369	329,325

Total	$793,426	$724,705	$2,311,931	$2,112,619
Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	September 30,	December 31,
(in thousands)	2025	2024
Long-lived assets
Americas:
United States	$264,778	$253,072
Other	6,990	7,558
Total Americas	271,768	260,630

EMEA:
United Kingdom	20,127	17,632
Other	24,882	22,157
Total EMEA	45,009	39,789

Asia & Australia:
Japan	494	874
Other	29,870	27,601
Total Asia & Australia	30,364	28,475

Total	$347,141	$328,894

12. SUBSEQUENT EVENTS
On October 27, 2025, the Board of Directors declared a quarterly cash dividend of $1.80 per share for the three months ending September 30, 2025 (“fourth quarter 2025”). The fourth quarter 2025 dividend is payable on November 28, 2025 to shareholders of record as of the close of trading on November 14, 2025.
On October 25, 2025, the Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $3.0 billion worth of shares of MSCI’s common stock (the “2025 Repurchase Program”), which supersedes and replaces the 2024 Repurchase Program. Share repurchases made pursuant to the 2025 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

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
As of September 30, 2025, we served approximately 6,9001 clients in more than 95 countries.
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

For the nine months ended September 30, 2025, our largest client organization by revenue, BlackRock, accounted for 10.6% of our consolidated operating revenues, with 96.4% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs and non-ETF products that are based on our indexes.
The discussion of our results of operations for the three and nine months ended September 30, 2025 and 2024 are presented below. The results of operations for interim periods may not be indicative of future results.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K. There have been no significant changes in our accounting policies or critical accounting estimates during the nine months ended September 30, 2025.
Goodwill
We recognize goodwill in business combination transactions when the purchase price exceeds the fair value of the acquired net tangible and separately identifiable intangible assets. We test goodwill for impairment annually on July 1 or when interim triggers arise at the reporting unit level. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test; however, on a periodic basis, we may elect to bypass the qualitative assessment and proceed directly to the quantitative test.

As of July 1, 2025, the Company has selected to bypass the optional qualitative assessment for the Real Assets and Private Capital Solutions (“PCS”) reporting units. This decision was based on the relatively low excess of fair value over carrying value observed in the prior year’s analysis. Therefore, a quantitative goodwill impairment test was performed for both Real Assets and PCS. For the Index, Analytics, and Sustainability and Climate reporting units, the company performed a qualitative assessment. The quantitative test for impairment used an equal weighting of the income approach and the market approach to estimate the fair value of the Real Assets and PCS reporting units.
The income approach requires significant judgments in estimating future cash flows, including assumptions, amongst others, about revenue growth rates and EBITDA margins, and the selection of an appropriate discount rate, which reflects the reporting unit’s cost of capital. Forecasted future cash flows are estimated based on a combination of historical experience and assumptions regarding future growth and profitability of each reporting unit. Discount rates are selected for each reporting unit being valued based on each reporting unit’s estimated weighted-average cost of capital. The weighted-average cost of capital is estimated based on both the capital structure that we believe a market participant would utilize as well as the discount rates of guideline public companies that have similar characteristics to each reporting unit being valued, adjusted for the risk inherent in each reporting unit. Terminal growth rates are selected based on growth rates used during the reporting unit’s forecast period in combination with economic conditions.
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
Impairment occurs when the estimated fair value of the reporting unit is below the carrying value. As of July 1, 2025, all reporting units had fair values exceeding their carrying values. As a result, no goodwill impairment was recorded as of this date.

At September 30, 2025, the carrying value of goodwill of the Real Assets and Private Capital Solutions reporting units were $691.3 million and $617.8 million, respectively. As of July 1, 2025, the fair value of the Real Assets and Private Capital Solutions reporting units exceeded their carrying values by approximately 39% and 15%, respectively. If we experience a prolonged downturn in the business environment or financial markets, weaker-than-expected performance of one of our businesses or a sustained decline in our common stock price, our goodwill could be impaired in the future, which may be material to our results of operations and financial position.
For the Real Assets and PCS reporting units, individually, a hypothetical decrease in revenue growth rates by 100 basis points or a hypothetical 100 basis point increase in the weighted average cost of capital would not result in an impairment. See Note 6, “Goodwill and Intangible Assets, Net” of the Notes to the Condensed Consolidated Financial Statements included herein for additional information on goodwill.
Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product as follows: Index, Analytics, Sustainability and Climate and All Other – Private Assets.
The following table presents operating revenues by type for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2025	2024		2025	2024
Operating revenues:
Index
Recurring subscriptions	$242,569	$223,945	8.3%	$711,546	$653,929	8.8%
Asset-based fees	197,515	168,622	17.1%	559,002	482,162	15.9%
Non-recurring	11,076	12,315	(10.1%)	37,188	39,855	(6.7%)
Index total	451,160	404,882	11.4%	1,307,736	1,175,946	11.2%

Analytics
Recurring subscriptions	178,292	168,150	6.0%	517,828	490,829	5.5%
Non-recurring	3,878	4,226	(8.2%)	14,230	11,508	23.7%
Analytics total	182,170	172,376	5.7%	532,058	502,337	5.9%

Sustainability and Climate
Recurring subscriptions	88,676	81,536	8.8%	258,440	235,954	9.5%
Non-recurring	1,449	2,107	(31.2%)	5,215	5,428	(3.9%)
Sustainability and Climate total	90,125	83,643	7.7%	263,655	241,382	9.2%

All Other - Private Assets
Recurring subscriptions	69,524	62,991	10.4%	206,656	190,434	8.5%
Non-recurring	447	813	(45.0%)	1,826	2,520	(27.5%)
All Other - Private Assets total	69,971	63,804	9.7%	208,482	192,954	8.0%

Recurring subscriptions total	579,061	536,622	7.9%	1,694,470	1,571,146	7.8%
Asset-based fees	197,515	168,622	17.1%	559,002	482,162	15.9%
Non-recurring	16,850	19,461	(13.4%)	58,459	59,311	(1.4%)
Total operating revenues	$793,426	$724,705	9.5%	$2,311,931	$2,112,619	9.4%
Total operating revenues increased 9.5% for the three months ended September 30, 2025. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 9.0%.

Total operating revenues increased 9.4% for the nine months ended September 30, 2025. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 9.0%.
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
The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2025	2024		2025	2024
Operating expenses:
Cost of revenues	$132,528	$126,192	5.0%	$406,985	$382,815	6.3%
Selling and marketing	79,856	70,763	12.8%	236,773	214,385	10.4%
Research and development	44,807	38,584	16.1%	136,472	120,182	13.6%
General and administrative	41,805	41,561	0.6%	137,251	137,958	(0.5%)
Amortization of intangible assets	40,937	41,939	(2.4%)	128,569	121,316	6.0%
Depreciation and amortization of property, equipment and leasehold improvements	5,803	4,332	34.0%	15,934	12,639	26.1%
Total operating expenses	$345,736	$323,371	6.9%	$1,061,984	$989,295	7.3%
Total operating expenses increased 6.9% for the three months ended September 30, 2025. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 6.1%.
Total operating expenses increased 7.3% for the nine months ended September 30, 2025. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 7.4%.
Descriptions of MSCI’s operating expense categories are provided in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. The discussion below focuses on year-over-year changes and key drivers.
Cost of Revenues
Cost of revenues increased 5.0% and 6.3% for the three and nine months ended September 30, 2025, respectively, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs and higher severance costs, as well as increases in non-compensation costs reflecting higher information technology costs.

Selling and Marketing
Selling and marketing expenses increased 12.8% and 10.4% for the three and nine months ended September 30, 2025, respectively, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs.
Research and Development
R&D expenses increased 16.1% for the three months ended September 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. The increase is also driven by increases in non-compensation costs reflecting higher information technology costs.
R&D expenses increased 13.6% for the nine months ended September 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs, partially offset by increased capitalization of costs related to internally developed software projects. The increase is also driven by increases in non-compensation costs reflecting higher information technology costs.
General and Administrative
G&A expenses increased 0.6% for the three months ended September 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs, partially offset by decreases in non-compensation costs reflecting lower transaction costs.
G&A expenses decreased 0.5% for the nine months ended September 30, 2025, primarily driven by decreases in non-compensation costs reflecting lower transaction costs, partially offset by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs.
The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2025	2024		2025	2024
Compensation and benefits	$215,259	$194,809	10.5%	$672,432	$618,421	8.7%
Non-compensation expenses	83,737	82,291	1.8%	245,049	236,919	3.4%
Amortization of intangible assets	40,937	41,939	(2.4%)	128,569	121,316	6.0%
Depreciation and amortization of property, equipment and leasehold improvements	5,803	4,332	34.0%	15,934	12,639	26.1%
Total operating expenses	$345,736	$323,371	6.9%	$1,061,984	$989,295	7.3%
Compensation and Benefits
We had 6,253 employees as of September 30, 2025, compared to 6,118 employees as of September 30, 2024, reflecting a 2.2% increase in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of September 30, 2025, 70% of our employees were located in emerging market centers compared to 69% as of September 30, 2024.
Compensation and benefits costs increased 10.5% and 8.7%, respectively, for the three and nine months ended September 30, 2025, primarily driven by increased headcount costs and higher severance costs.
Adjusting for the impact of foreign currency exchange rate fluctuations, compensation and benefits costs would have increased by 9.3% and increased by 8.9%, respectively, for the three and nine months ended September 30, 2025.
Non-Compensation Expenses
Non-compensation expenses increased 1.8% for the three months ended September 30, 2025, primarily driven by higher information technology costs, partially offset by lower transaction costs.

Non-compensation expenses increased 3.4% for the nine months ended September 30, 2025, primarily driven by higher information technology and market data costs, partially offset by lower transaction costs.
Adjusting for the impact of foreign currency exchange rate fluctuations, non-compensation expenses would have increased by 1.4% and 3.4%, respectively, for the three and nine months ended September 30, 2025.
Amortization of Intangible Assets
Amortization of intangible assets expense decreased 2.4% for the three months ended September 30, 2025, primarily driven by certain intangible assets becoming fully amortized during the period, partially offset by higher amortization of internally developed software.
Amortization of intangible assets expense increased 6.0% for the nine months ended September 30, 2025, primarily driven by higher amortization of internally developed software.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements increased 34.0% and 26.1% for the three and nine months ended September 30, 2025, respectively, primarily driven by higher depreciation on computer and related equipment.
Total Other Expense (Income), Net
The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2025	2024		2025	2024
Interest income	$(5,109)	$(5,217)	(2.1%)	$(11,914)	$(17,375)	(31.4%)
Interest expense	53,620	46,688	14.8%	146,296	139,995	4.5%
Other expense (income)	2,671	2,927	(8.7%)	10,147	7,881	28.8%
Total other expense (income), net	$51,182	$44,398	15.3%	$144,529	$130,501	10.7%
Total other expense (income), net increased 15.3% for the three months ended September 30, 2025, primarily driven by higher interest expenses reflecting higher debt levels.
Total other expense (income), net increased 10.7% for the nine months ended September 30, 2025, primarily driven by higher interest expenses reflecting higher debt levels, lower interest income reflecting lower average cash balances as well as unfavorable foreign currency exchange rate fluctuations.
Income Taxes
The effective tax rate for the three months ended September 30, 2025 and 2024 was 17.9% and 21.3%, respectively. The rate is primarily driven by favorable prior-year items in the current year, compared to unfavorable prior-year items in the preceding year.
The effective tax rate for the nine months ended September 30, 2025 and 2024 was 17.0% and 19.1%, respectively. The decrease is primarily driven by the benefit of prior-year refund claims in the current year, partially offset by a decrease in excess tax benefits recognized on share-based compensation vested.
Net Income
The following table shows our net income for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2025	2024		2025	2024
Net income	$325,386	$280,901	15.8%	$917,636	$803,613	14.2%

As a result of the factors described above, net income increased 15.8% for the three months ended September 30, 2025, and increased 14.2% for the nine months ended September 30, 2025.
Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2025	2024		2025	2024
Weighted average shares outstanding:
Basic	76,460	78,499	(2.6%)	77,159	78,925	(2.2%)
Diluted	76,579	78,729	(2.7%)	77,290	79,159	(2.4%)

The following table shows our common shares outstanding for the periods indicated:

	As of		% Change
(in thousands)	September 30, 2025	December 31, 2024
Common shares outstanding	75,181	77,745	(3.3%)
The decrease in weighted average shares and common shares outstanding for the three and nine months ended September 30, 2025 primarily reflects the impact of share repurchases made pursuant to the Company’s stock repurchase program, partially offset by the vesting of certain stock-based awards.
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

The following table presents non-GAAP Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating revenues	$793,426	$724,705	$2,311,931	$2,112,619
Adjusted EBITDA expenses	298,996	274,003	917,481	848,389
Adjusted EBITDA	$494,430	$450,702	$1,394,450	$1,264,230
Operating margin %	56.4%	55.4%	54.1%	53.2%
Adjusted EBITDA margin %	62.3%	62.2%	60.3%	59.8%
Reconciliation of Net Income to Adjusted EBITDA and Operating Expenses to Adjusted EBITDA Expenses
The following table presents the reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$325,386	$280,901	$917,636	$803,613
Provision for income taxes	71,122	76,035	187,782	189,210
Other expense (income), net	51,182	44,398	144,529	130,501
Operating income	447,690	401,334	1,249,947	1,123,324
Amortization of intangible assets	40,937	41,939	128,569	121,316
Depreciation and amortization of property, equipment and leasehold improvements	5,803	4,332	15,934	12,639
Acquisition-related integration and transaction costs(1)	—	3,097	—	6,951
Consolidated Adjusted EBITDA	$494,430	$450,702	$1,394,450	$1,264,230

Index Adjusted EBITDA	350,263	314,148	991,992	898,898
Analytics Adjusted EBITDA	90,038	90,287	258,674	244,171
Sustainability and Climate Adjusted EBITDA	34,806	29,989	90,304	75,010
All Other - Private Assets Adjusted EBITDA	19,323	16,278	53,480	46,151
Consolidated Adjusted EBITDA	$494,430	$450,702	$1,394,450	$1,264,230
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.

The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total operating expenses	$345,736	$323,371	$1,061,984	$989,295
Amortization of intangible assets	40,937	41,939	128,569	121,316
Depreciation and amortization of property, equipment and leasehold improvements	5,803	4,332	15,934	12,639
Acquisition-related integration and transaction costs(1)	—	3,097	—	6,951
Consolidated Adjusted EBITDA expenses	$298,996	$274,003	$917,481	$848,389

Index Adjusted EBITDA expenses	$100,897	$90,734	$315,744	$277,048
Analytics Adjusted EBITDA expenses	92,132	82,089	273,384	258,166
Sustainability and Climate Adjusted EBITDA expenses	55,319	53,654	173,351	166,372
All Other - Private Assets Adjusted EBITDA expenses	50,648	47,526	155,002	146,803
Consolidated Adjusted EBITDA expenses	$298,996	$274,003	$917,481	$848,389
___________________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.
Segment Results
Index Segment
The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2025	2024		2025	2024
Operating revenues:
Recurring subscriptions	$242,569	$223,945	8.3%	$711,546	$653,929	8.8%
Asset-based fees	197,515	168,622	17.1%	559,002	482,162	15.9%
Non-recurring	11,076	12,315	(10.1%)	37,188	39,855	(6.7%)
Operating revenues total	451,160	404,882	11.4%	1,307,736	1,175,946	11.2%
Adjusted EBITDA expenses	100,897	90,734	11.2%	315,744	277,048	14.0%
Adjusted EBITDA	$350,263	$314,148	11.5%	$991,992	$898,898	10.4%
Adjusted EBITDA margin %	77.6%	77.6%		75.9%	76.4%
Index operating revenues increased 11.4% for the three months ended September 30, 2025, driven by growth from asset-based fees as well as recurring subscriptions. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 11.4%.
Operating revenues from recurring subscriptions increased 8.3% for the three months ended September 30, 2025, primarily driven by growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 17.1% for the three months ended September 30, 2025, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 24.1%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 8.5%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees.

Index operating revenues increased 11.2% for the nine months ended September 30, 2025, primarily driven by growth from asset-based fees as well as recurring subscriptions. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 11.1%.
Operating revenues from recurring subscriptions increased 8.8% for the nine months ended September 30, 2025, primarily driven by growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 15.9% for the nine months ended September 30, 2025, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes increased by 18.9%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased 13.9%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees.
The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2024				2025
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
AUM in ETFs linked to MSCI equity indexes(1) (2)	$1,582.6	$1,631.9	$1,761.8	$1,724.7	$1,783.1	$2,024.6	$2,211.0
Sequential Change in Value
Market Appreciation/(Depreciation)	$92.8	$21.2	$111.3	$(85.3)	$16.4	$193.0	$140.0
Cash Inflows	20.9	28.1	18.6	48.2	42.0	48.5	46.4
Total Change	$113.7	$49.3	$129.9	$(37.1)	$58.4	$241.5	$186.4
The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2024				2025
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI equity indexes(1) (2)
Quarterly average	$1,508.8	$1,590.6	$1,677.0	$1,755.4	$1,793.7	$1,868.7	$2,108.4
Year-to-date average	$1,508.8	$1,549.7	$1,592.1	$1,632.9	$1,793.7	$1,831.2	$1,923.6
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
The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended September 30, 2025, was up $431.4 billion, or 25.7%. For the nine months ended September 30, 2025, the average value of AUM in ETFs linked to MSCI equity indexes was up $331.5 billion, or 20.8%.
Index segment Adjusted EBITDA expenses increased 11.2% for the three months ended September 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. The increase was also driven by non-compensation expenses reflecting higher information technology costs and professional fees. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 10.2%.
Index segment Adjusted EBITDA expenses increased 14.0% for the nine months ended September 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. The increase was also driven by non-compensation expenses reflecting higher information technology costs and professional fees. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 14.1%.

Analytics Segment
The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2025	2024		2025	2024
Operating revenues:
Recurring subscriptions	$178,292	$168,150	6.0%	$517,828	$490,829	5.5%
Non-recurring	3,878	4,226	(8.2%)	14,230	11,508	23.7%
Operating revenues total	182,170	172,376	5.7%	532,058	502,337	5.9%
Adjusted EBITDA expenses	92,132	82,089	12.2%	273,384	258,166	5.9%
Adjusted EBITDA	$90,038	$90,287	(0.3%)	$258,674	$244,171	5.9%
Adjusted EBITDA margin %	49.4%	52.4%		48.6%	48.6%
Analytics operating revenues increased 5.7% for the three months ended September 30, 2025, primarily driven by growth from recurring subscriptions related to both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 5.6%.
Analytics segment Adjusted EBITDA expenses increased 12.2% for the three months ended September 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. The increase was also driven by higher information technology costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 11.5%.
Analytics operating revenues increased 5.9% for the nine months ended September 30, 2025, primarily driven by growth from recurring subscriptions related to both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 5.8%.
Analytics segment Adjusted EBITDA expenses increased 5.9% for the nine months ended September 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 6.3%.
Sustainability and Climate Segment
The following table presents the results for the Sustainability and Climate segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2025	2024		2025	2024
Operating revenues:
Recurring subscriptions	$88,676	$81,536	8.8%	$258,440	$235,954	9.5%
Non-recurring	1,449	2,107	(31.2%)	5,215	5,428	(3.9%)
Operating revenues total	90,125	83,643	7.7%	263,655	241,382	9.2%
Adjusted EBITDA expenses	55,319	53,654	3.1%	173,351	166,372	4.2%
Adjusted EBITDA	$34,806	$29,989	16.1%	$90,304	$75,010	20.4%
Adjusted EBITDA margin %	38.6%	35.9%		34.3%	31.1%
Sustainability and Climate operating revenues increased 7.7% for the three months ended September 30, 2025, primarily driven by growth from recurring subscriptions related to Ratings and Climate products, with growth primarily attributable to EMEA. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate operating revenues would have increased 5.1%.
Sustainability and Climate segment Adjusted EBITDA expenses increased 3.1% for the three months ended September 30, 2025, primarily driven by higher benefits and compensation costs as a result of increased headcount costs as well as higher severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate segment Adjusted EBITDA expenses would have increased 2.0%.
Sustainability and Climate operating revenues increased 9.2% for the nine months ended September 30, 2025, primarily driven by growth from recurring subscriptions related to Ratings and Climate products, with growth primarily attributable to EMEA. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate operating revenues would have increased 7.1%.
Sustainability and Climate segment Adjusted EBITDA expenses increased 4.2% for the nine months ended September 30, 2025, primarily driven by higher benefits and compensation costs as a result of increased headcount costs as well as higher severance costs. The increase was also driven by non-compensation expenses reflecting higher information technology costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate segment Adjusted EBITDA expenses would have increased 4.2%.
All Other – Private Assets
The following table presents the results for All Other – Private Assets for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2025	2024		2025	2024
Operating revenues:
Recurring subscriptions	$69,524	$62,991	10.4%	$206,656	$190,434	8.5%
Non-recurring	447	813	(45.0%)	1,826	2,520	(27.5%)
Operating revenues total	69,971	63,804	9.7%	208,482	192,954	8.0%
Adjusted EBITDA expenses	50,648	47,526	6.6%	155,002	146,803	5.6%
Adjusted EBITDA	$19,323	$16,278	18.7%	$53,480	$46,151	15.9%
Adjusted EBITDA margin %	27.6%	25.5%		25.7%	23.9%
All Other – Private Assets operating revenues increased 9.7% for the three months ended September 30, 2025, primarily driven by growth from recurring subscriptions in Private Capital Solutions related to Total Plan Portfolio Management and Private Capital Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 8.3%.
All Other – Private Assets Adjusted EBITDA expenses increased 6.6% for the three months ended September 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets Adjusted EBITDA expenses would have increased 5.4%.
All Other – Private Assets operating revenues increased 8.0% for the nine months ended September 30, 2025, primarily driven by growth from recurring subscriptions in Private Capital Solutions related to Private Capital Intel, Total Plan Portfolio Management and Transparency Data products, as well as growth from recurring subscription in Real Assets related to Index Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 7.2%.
All Other – Private Assets Adjusted EBITDA expenses increased 5.6% for the nine months ended September 30, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other - Private Assets Adjusted EBITDA expenses would have increased 5.2%.
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
Run Rate
Run Rate estimates, at a specific point in time, the annualized value of the recurring portion of executed client contracts (“Client Contracts”) expected to generate revenues over the next 12 months, assuming that all such Client Contracts are renewed and using fixed foreign exchange rates. Run Rate includes new Client Contracts upon execution, even if the license start date and related revenue recognition occur later.
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
The following table presents Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
(in thousands)	September 30, 2025	September 30, 2024	Run Rate Growth %	Organic Run Rate Growth %
Index:
Recurring subscriptions	$988,125	$906,803	9.0%	9.0%
Asset-based fees	799,744	683,462	17.0%	17.0%
Index total	1,787,869	1,590,265	12.4%	12.4%

Analytics	742,404	691,333	7.4%	6.9%

Sustainability and Climate	370,809	344,015	7.8%	5.8%

All Other - Private Assets	285,418	268,577	6.3%	5.5%

Total Run Rate	$3,186,500	$2,894,190	10.1%	9.7%

Recurring subscriptions total	$2,386,756	$2,210,728	8.0%	7.4%
Asset-based fees	799,744	683,462	17.0%	17.0%
Total Run Rate	$3,186,500	$2,894,190	10.1%	9.7%
Total Run Rate increased 10.1%, driven by a 8.0% increase from recurring subscriptions, primarily driven by increases in the asset manager, banks and broker-dealer, hedge fund and asset owner client segments, as well as a 17.0% increase from asset-based fees.
Run Rate from Index recurring subscriptions increased 9.0%, primarily driven by growth from market cap-weighted and custom Index products. The increase reflected growth across all regions and client segments.
Run Rate from Index asset-based fees increased 17.0%, primarily driven by higher AUM in both ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes.
Run Rate from Analytics products increased 7.4%, primarily driven by growth in both Equity Analytics and Multi-Asset Class products, and reflected growth across all regions.
Run Rate from Sustainability and Climate products increased 7.8%, driven by growth in Ratings and Climate products, with growth primarily attributable to EMEA. The increase is primarily driven by growth in asset manager and wealth manager client segments.
Run Rate from All Other - Private Assets increased 6.3%, primarily driven by growth from Private Capital Solutions related to Total Plan Portfolio Management, Private Capital Intel and Transparency Data products, and reflected growth across all regions. The increase is primarily driven by growth in asset owner and asset manager client segments.
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

The following table presents our recurring subscription sales, cancellations and non-recurring sales for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Index
New recurring subscription sales	$29,443	$25,271	$81,141	$80,081
Subscription cancellations	(9,911)	(9,862)	(27,406)	(34,876)
Net new recurring subscription sales	$19,532	$15,409	$53,735	$45,205
Non-recurring sales	$12,657	$13,883	$42,504	$44,687
Total gross sales	$42,100	$39,154	$123,645	$124,768
Total Index net sales	$32,189	$29,292	$96,239	$89,892

Analytics
New recurring subscription sales	$21,961	$20,780	$60,923	$56,137
Subscription cancellations	(9,853)	(10,307)	(28,710)	(28,001)
Net new recurring subscription sales	$12,108	$10,473	$32,213	$28,136
Non-recurring sales	$3,508	$7,293	$11,549	$13,812
Total gross sales	$25,469	$28,073	$72,472	$69,949
Total Analytics net sales	$15,616	$17,766	$43,762	$41,948

Sustainability and Climate
New recurring subscription sales	$7,424	$9,333	$24,959	$39,361
Subscription cancellations	(5,509)	(5,575)	(15,535)	(17,496)
Net new recurring subscription sales	$1,915	$3,758	$9,424	$21,865
Non-recurring sales	$734	$2,345	$3,975	$6,852
Total gross sales	$8,158	$11,678	$28,934	$46,213
Total Sustainability and Climate net sales	$2,649	$6,103	$13,399	$28,717

All Other - Private Assets
New recurring subscription sales	$9,693	$9,959	$29,270	$29,877
Subscription cancellations	(4,458)	(4,610)	(15,956)	(15,112)
Net new recurring subscription sales	$5,235	$5,349	$13,314	$14,765
Non-recurring sales	$939	$520	$2,757	$2,361
Total gross sales	$10,632	$10,479	$32,027	$32,238
Total All Other - Private Assets net sales	$6,174	$5,869	$16,071	$17,126

Consolidated
New recurring subscription sales	$68,521	$65,343	$196,293	$205,456
Subscription cancellations	(29,731)	(30,354)	(87,607)	(95,485)
Net new recurring subscription sales	$38,790	$34,989	$108,686	$109,971
Non-recurring sales	$17,838	$24,041	$60,785	$67,712
Total gross sales	$86,359	$89,384	$257,078	$273,168
Total net sales	$56,628	$59,030	$169,471	$177,683

Retention Rate
The following table presents our Retention Rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Index	95.8%	95.4%	96.1%	94.6%
Analytics	94.4%	93.8%	94.5%	94.4%
Sustainability and Climate	93.6%	93.0%	94.0%	92.7%
All Other - Private Assets	93.3%	92.7%	92.0%	92.0%
Total	94.7%	94.2%	94.8%	93.9%
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
Senior Notes and Credit Agreement
As of September 30, 2025, we had an aggregate of $5.5 billion in Senior Notes outstanding. In addition, we had as of September 30, 2025 an aggregate of $0.1 billion in outstanding borrowings under the Revolving Credit Facility. See Note 7, “Debt” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and revolving credit facility.
On August 8, 2025, we issued $1.25 billion aggregate principal amount of 5.25% Senior Unsecured Notes due 2035 (the “2035 Senior Notes”) in a registered public offering. The 2035 Senior Notes mature on September 1, 2035. At any time prior to June 1, 2035, we may redeem all or part of the 2035 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, thereon to, but not including, the redemption date. On or after June 1, 2035, the 2035 Senior Notes are redeemable at 100% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date.
On August 20, 2025, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) amending and restating in its entirety the Company’s prior Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The Credit Agreement increases the aggregate revolving commitments to $1.6 billion (from $1.25 billion under the Prior Credit Agreement) under a revolving credit facility (the “Revolving Credit Facility”), and extends the availability period until August 20, 2030. Prior to entering into the Credit Agreement, we applied the proceeds of the offering of the 2035 Senior Notes to repay in full all outstanding borrowings under the Prior Credit Agreement. The obligations under the Credit Agreement are unsecured senior obligations of the Company.

The indentures governing our Senior Notes (the “Indentures”) contain covenants that limit our and our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets, and that limit the ability of our subsidiaries to incur certain indebtedness. The Credit Agreement also contains covenants that limit our and our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets, and that limit the ability of our subsidiaries to incur certain indebtedness.
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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for four fiscal quarters following a material acquisition) and (2) during any Non-Investment Grade Covenant Period (as defined in the Credit Agreement), the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 3.00:1.00. As of September 30, 2025, our Consolidated Leverage Ratio was 2.70:1.00.
Share Repurchases
The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Nine months ended (in thousands except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
September 30, 2025	$559.44	2,703	$1,512,260
September 30, 2024	$500.52	880	$440,265
___________________________
(1)The values in this column exclude the 1% excise tax incurred on share repurchases pursuant to the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statement of Shareholders’ Equity (Deficit).
On October 25, 2025, the Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $3.0 billion worth of shares of MSCI’s common stock (the “2025 Repurchase Program”), which supersedes and replaces the 2024 Repurchase Program authorized. Share repurchases made pursuant to the 2025 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On October 27, 2025, the Board of Directors declared a quarterly cash dividend of $1.80 per share for the three months ending September 30, 2025. The fourth quarter 2025 dividend is payable on November 28, 2025 to shareholders of record as of the close of trading on November 14, 2025.
Cash Flows
The following table presents the Company’s cash and cash equivalents, including restricted cash, as of the dates indicated:

	As of
(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents (includes restricted cash of $3,656 and $3,497 at September 30, 2025 and December 31, 2024, respectively)	$400,089	$409,351
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of September 30, 2025 and December 31, 2024, $253.5 million and $265.5 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
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
Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$1,087,316	$1,070,994
Net cash (used in) investing activities	(93,614)	(107,522)
Net cash (used in) provided by financing activities	(1,012,200)	(926,125)
Effect of exchange rate changes	9,236	1,939
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,262)	$39,286
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
Cash Flows From Financing Activities
The year-over-year change was primarily driven by the impact of higher share repurchases, repayment of borrowings and dividend payments, partially offset by proceeds from borrowings.
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2025 and 2024, 17% and 17%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 17% of non-U.S. dollar exposure for the nine months ended September 30, 2025, 43% was in Euros, 32% was in British pounds sterling and 18% was in Japanese yen. Of the 17% of non-U.S. dollar exposure for the nine months ended September 30, 2024, 42% was in Euros, 33% was in British pounds sterling and 18% was in Japanese yen.

Revenues from asset-based fees represented 24% and 23% of operating revenues for the nine months ended September 30, 2025 and 2024, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 42% and 42% of our operating expenses for the nine months ended September 30, 2025 and 2024, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints and Mexican pesos.
We have certain monetary assets and liabilities denominated in currencies other than local functional amounts, and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $6.4 million and $5.0 million for the nine months ended September 30, 2025 and 2024, respectively.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of equity securities during the three months ended September 30, 2025.
The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended September 30, 2025.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(3)
July 1, 2025 - July 31, 2025	473,708	$552.72	473,453	$987
August 1, 2025 - August 31, 2025	790,138	$562.07	789,975	$543
September 1, 2025 - September 30, 2025	925,861	$561.60	925,861	$23
Total	2,189,707	$559.85	2,189,289	$23
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
Item 5.    Other Information
During the three months ended September 30, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act, except as set forth below.
On September 3, 2025, Andrew C. Wiechmann, the Chief Financial Officer of the Company, adopted a Rule 10b5-1(c) trading plan (the “Wiechmann Trading Plan”). The Wiechmann Trading Plan provides for the potential sale of up to 1,800 shares of the Company’s common stock and will remain in effect until November 4, 2026, subject to early termination in accordance with its terms.

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

4.1
Indenture between MSCI Inc. and Wilmington Trust, National Association, as trustee, dated August 8, 2025 (filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on August 8, 2025 and incorporated by reference herein)

4.2
First Supplemental Indenture between MSCI Inc. and Wilmington Trust, National Association, as trustee, dated August 8, 2025 (filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on August 8, 2025 and incorporated by reference herein)

4.3
Form of Global Note representing the Company’s 5.250% Notes due 2035 (filed as Exhibit 4.3 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on August 8, 2025 and incorporated by reference herein)

10.1
Third Amended and Restated Credit Agreement, dated as of August 20, 2025, among MSCI Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as Syndication Agent and L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on August 20, 2025 and incorporated by reference herein)

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
Dated: October 28, 2025

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)