Form 10-K
period 2025-12-31
MSCI Inc.
filed 2026-02-06
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on June 30, 2025) was $43,149,826,814. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
As of January 30, 2026, there were 73,474,042 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
Documents incorporated by reference: Portions of the registrant’s proxy statement for its 2026 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2025, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025
Except as the context otherwise indicates, the terms “MSCI,” the “Company,” “we,” “our” and “us” refer to MSCI Inc. together with its subsidiaries.
This Annual Report on Form 10-K contains trademarks, service marks and trade names owned by us, as well as those owned by others. MSCI, Barra, RiskMetrics and other MSCI brands and product names are the trademarks, service marks or registered trademarks of MSCI, its subsidiaries or licensors in the United States and/or other jurisdictions.

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

PART I
Item 1.    Business
Overview
Our research-based data, analytics and indexes, supported by advanced technology, set standards for global investors and help our clients understand risks and opportunities, make better investment decisions and unlock innovation.
Investors all over the world use our tools and solutions to gain insights and improve transparency throughout their investment processes. Our offerings help them define their investment universe; make asset allocation decisions; construct and analyze portfolios and investment strategies; identify, measure and manage drivers of investment risk and performance; integrate sustainability and climate considerations into portfolio construction and risk management; design and manage indexed financial products such as exchange-traded funds (“ETFs”); and prepare regulatory and client reports.
Our products and services include indexes; portfolio construction and risk management analytical models and tools; sustainability and climate solutions; and private asset data and analytics. We are focused on supporting investors’ total portfolio needs across asset classes through our integrated solutions. We use advanced technology, including artificial intelligence (“AI”), to improve how we collect and validate data and enhance the capabilities and insights we deliver to clients.
Our client-centric focus and deep understanding of client needs, challenges and goals help us anticipate and respond to industry trends. We consider the distinct needs of different client types when developing our tools and solutions. We operate an integrated business across all functions, products and solutions, and we are dedicated to delivering service excellence, innovative research and content, and flexible, cutting-edge technology.
Clients
We serve many client types across the global investment ecosystem and align our tools and solutions to support their data, analytical, research and workflow needs. Our client types include:
•Asset managers, including managers of institutional funds and accounts, mutual funds, ETFs, and other public-market strategies, as well as private-markets general partners
•Banks and brokerages, including banks, broker-dealers, custodians, proprietary market makers and fund administrators
•Asset owners, including pension funds, endowments, foundations, investment consultants, central banks, sovereign wealth funds and single family offices
•Hedge fund managers, including of equity hedge funds, fixed income hedge funds, multi-strategy hedge funds and multi-manager hedge funds
•Wealth managers, including wealth management divisions of broker-dealers, RIAs, private banks, multi-family offices, digital wealth and brokerage platforms
•Insurance companies, including reinsurers
•Others, including exchanges; vendors; real estate professionals, such as brokers, agents and developers; academic institutions; and corporates, including public and private companies, and their advisors
As of December 31, 2025, we served approximately 6,800 clients1 in more than 100 countries. For the year ended December 31, 2025, our largest client organization by revenue, BlackRock, accounted for 10.8% of our consolidated operating revenues, with 96.5% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs and non-ETF products that are based on our indexes.
Industry Trends and Competitive Advantages
We believe we are strongly positioned to benefit from emerging trends and to help our clients adapt to changes in the investment industry. Investing has grown in complexity, with more choices across asset classes, security types and geographies, a wider array of risks and opportunities, and increased demand for customized portfolios that are tailored to client-specific objectives
1 Reflects the aggregation of all related client entities under their respective parent client entity. At acquisition, we align an acquired company’s client count to our methodology.

and constraints. In addition, portfolio design and management are becoming increasingly outcome-oriented, rules-based and technology-driven. As a result, the investment process is transforming, which is reflected in several key trends:
•Changing client strategies and operating models, influenced by fee compression, changing demographics, economic outlooks and the regulatory environment;
•Use of global, multi-asset-class and other complex strategies, including integration of public and private assets and factor exposure objectives into investment strategies;
•Need for high-quality data, insightful models and timely research, particularly during times of volatility and uncertainty;
•Growth of indexed investing, including through ETFs (including active and fixed income ETFs) and indexed derivatives (including futures, options, structured products and over-the-counter swaps);
•Demand for data and tools that support customized portfolio construction and specialized preferences and objectives, including custom indexes;
•Integration of sustainability and climate risk and performance considerations into investment processes, reporting and product creation;
•Allocation of capital to private assets and demand for greater transparency and standardization of the drivers of private asset risk and performance;
•Disclosure requirements that necessitate high-quality data and streamlined reporting solutions;
•Use of advanced technologies, including AI, to enhance products, improve analytics, collect and evaluate data, derive insights, improve client experiences, streamline operations and gain competitive advantages.
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
•Client-centricity allows us to build strong client relationships globally and better understand and serve client needs. Our client coverage team maintains trusted relationships with senior executives and investment professionals. We regularly consult with clients and other market participants to discuss their needs, investment trends and implications for our research, product development and client servicing goals.
•Proprietary content, delivered at scale through flexible technology and AI. Our proprietary data and research underpin our solutions. We use advanced technology, including AI, to strengthen data quality, expand coverage and accelerate how we deliver insights generated from our proprietary content. Our commitment to open and flexible technology allows us to process data more efficiently and deliver platform flexibility, integrating into our clients’ workflows through APIs, data feeds and cloud delivery. We also partner with global technology companies to accelerate the development of our AI capabilities to enhance our solutions, insights and the client experience.
Strategy
We provide critical tools and solutions that enable investors to navigate the complexities of the investment process, better understand drivers of performance and risk, and build portfolios more effectively and efficiently to achieve their unique investment objectives. We are focused on the following key initiatives:
•Extend leadership in research-enhanced content across asset classes. We develop innovative solutions that incorporate proprietary and differentiated content. In addition to enhancing our position as a leading provider of tools and solutions for equity investors globally, we are focused on continuing to grow and enhance our content for other asset classes and strategies, including private assets, sustainability and climate, thematics, factors, fixed income and liquidity. We believe these areas represent significant long-term growth opportunities and are necessary to deliver total portfolio solutions that enable an integrated view of risk and return across asset classes, strategies, and public and private markets.
•Grow strategic client relationships and expand presence across new client types. We aim to be a strategic partner to our clients by anticipating their needs, offering differentiated solutions and insights, and delivering a seamless client experience. While maintaining our strong position with asset managers, we are also focused on expanding our presence with hedge funds, wealth managers, banks and broker-dealers, asset owners, insurance companies, corporates and proprietary market makers, each representing distinct growth opportunities with specialized needs we believe we are uniquely positioned to address.

•Apply AI to accelerate product innovation. We are applying AI across our organization to enhance and accelerate content creation, data processing and analytics, and development of differentiated products and solutions.
•Expand solutions that empower client customization. We are expanding solutions that enable clients to tailor their unique risk and return preferences, sustainability goals and investment strategies across asset classes, geographies and themes, to meet their diverse and evolving needs. These solutions include custom index capabilities that allow clients to translate investment views, constraints or regulatory requirements into benchmarks and other index-linked products.
•Lead the enablement of sustainability and climate investment integration by delivering data, insights and applications that help clients identify, assess and manage financially material sustainability and climate risks and opportunities. Through our integrated business model and operations, we also utilize our sustainability and climate data and research in our index, analytics and private asset offerings.
•Enhance distribution and content-enabling technology. We are developing advanced technology to drive efficiency, accelerate innovation and enhance client experience. We are prioritizing open, scalable distribution that allows clients to access and integrate MSCI content and analytical tools into their own platforms and workflows, including through APIs, data vendors and third-party distribution partners, as well as cloud-based tools.
•Execute strategic partnerships and acquisitions with complementary data, content and technology companies. We regularly evaluate and selectively pursue strategic partnerships with, and acquisitions of, providers of unique and differentiated data, content, products and technologies that we believe can enhance or expand our offerings, capabilities and client base.
Financial Model
We have an attractive financial model due to our recurring revenue and strong cash generation. Clients purchase our products and services primarily through recurring fixed and variable fee arrangements, which historically have contributed to stable revenue and greater cash flow predictability, although variable fees may fluctuate with market levels and client activity. Our disciplined capital allocation policy provides us with flexibility to balance investment in our business, acquisitions and shareholder returns through dividends and share repurchases.
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 1, “Introduction and Basis of Presentation—Significant Accounting Policies—Revenue Recognition,” of the Notes to the Consolidated Financial Statements included herein for information on how we generate revenue and our revenue recognition policy.
Segments
For the year ended December 31, 2025, we had the following five operating segments: Index, Analytics, Sustainability and Climate, Real Assets and Private Capital Solutions, which are presented as the following three reportable segments: Index, Analytics, and Sustainability and Climate. For reporting purposes, the Real Assets and Private Capital Solutions operating segments are combined and presented as All Other – Private Assets, as they did not meet the required thresholds for separate reportable segment disclosure. In the first quarter of 2025 we retitled our “ESG and Climate” operating and reportable segment as “Sustainability and Climate” to reflect the breadth of our product offerings. The change did not affect the composition of our operating or reportable segments or our historical segment results.
Index
Clients use our indexes to support many areas of the investment process, including for developing indexed financial products (e.g., ETFs, mutual funds, annuities, futures, options, structured products, over-the-counter derivatives), performance benchmarking, portfolio construction and rebalancing, asset allocation, and creating custom indexes. Our index families span multiple asset classes, geographies and investment strategies. Clients can access our index data directly from MSCI or through third-party vendors worldwide.
Our index product offerings include:
•MSCI Market Cap Indexes. MSCI Market Cap Indexes are designed to measure the performance of global equity markets. As of December 31, 2025, we calculated indexes that covered more than 80 developed, emerging, frontier and standalone equity markets, as well as various global, regional, sector and industry indexes built from these market indexes.
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
•Private Asset Indexes. MSCI Private Asset Indexes enable investors to assess the performance of unlisted assets across private equity, credit, real estate, infrastructure and natural resources and facilitate a holistic view across public and private markets. Certain of our Private Asset Index products are reported under All Other – Private Assets.
•Sustainability Indexes. Sustainability Indexes seek to support the needs of sustainable investing strategies by applying specific screening and eligibility criteria relevant to the target investment goals.
•Climate Indexes. Climate Indexes are designed to support climate focused investment strategies and can help investors seeking to align with global climate goals as defined by the Paris Agreement.
•Thematic Indexes. Thematic Indexes are designed to measure the performance of companies associated with certain macroeconomic, geopolitical, technological or other trends. These indexes can target areas of interest under megatrend categories such as the environment, healthcare and lifestyle. Examples of our Thematic Indexes include indexes covering the digital economy, efficient energy, genomic innovation and smart cities.
•Custom Indexes. Custom Indexes are calculated by applying additional criteria specified by the client – such as stock exclusion lists, currency hedging rules, tax rates or special weighting – to an underlying MSCI index. Investors use custom indexes to create tailored benchmarks, support direct indexing, design structured products and custom baskets, and implement active ETF strategies, and can update designs over time as objectives evolve.
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
For the year ended December 31, 2025, 57.0% of our revenues were attributable to our Index segment. A majority of those revenues were attributable to annual, recurring subscriptions. A portion of our revenues comes from clients who use our indexes as the basis for indexed investment products. Such fees are primarily based on a client’s assets under management (“AUM”) or trading volumes and are referred to herein as asset-based fees. Since market movement and investment trends impact our asset-based fees, our revenues from asset-based fees are subject to volatility. For the year ended December 31, 2025, asset-based fees accounted for 43.1% of the total revenues for our Index segment.
Analytics
Our Analytics segment offers risk management, performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return and tools for analyzing market, credit, liquidity, counterparty and climate risk across all major asset classes, including public and private securities, spanning short-, medium- and long-term time horizons. Our offerings also support clients’ various regulatory reporting needs.
Our Analytics tools and capabilities include the following: models to support factor-based analytics (e.g., Barra equity models and fixed income and multi-asset class (“MAC”) models), pricing models and single security analytics, time series-based analytics, stress testing, performance attribution, portfolio optimization and liquidity risk analytics, as well as underlying inputs such as interest rate and credit curves. We continue to develop new and improved tools and capabilities in response to the evolving needs of our clients. In addition, our analytics capabilities are helping fuel growth in key areas across our business, such as our factor indexes, climate risk reporting solutions and factor risk analytics on private assets.
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
•BarraOne. Powered by our MAC Barra factor model, BarraOne provides clients with MAC risk and performance analytics and helps clients manage exposures across public and private asset classes. BarraOne allows clients to build equity, fixed income, and MAC portfolios, integrated with MSCI’s indexes, sustainability and climate data.
•Barra PortfolioManager. Barra PortfolioManager is an integrated risk, performance and portfolio-construction interactive platform with a flexible user interface that enables our clients to design investment strategies and build portfolios, and to share analytics and reports across their organizations. It is used by equity fund managers and their teams to gain additional portfolio insight and manage their investment processes more systematically.
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
•AI Portfolio Insights. Our AI Portfolio Insights offering calculates, stores, and delivers a broad range of risk, performance, climate, and sustainability measures to help investors identify trends and respond to market changes. The tool features a generative AI-powered chatbot to deliver risk insights and is designed to enhance speed, efficiency and collaboration.
•MSCI Wealth Manager. MSCI Wealth Manager, formerly known as Fabric, offers a technology platform for wealth managers for portfolio design, customization and analytics.
Our Analytics segment also provides various managed services to help clients operate more efficiently, including consolidation of client portfolio data from various sources, review and reconciliation of input data and results, and customized reporting, including sustainability and climate reporting. In addition, our RiskMetrics HedgePlatform service allows clients such as funds of funds, pension funds and endowments who invest in hedge funds to measure, evaluate and monitor the risk of their hedge fund investments across multiple hedge fund strategies.
For the year ended December 31, 2025, 22.8% of our revenues were attributable to our Analytics segment.
Sustainability and Climate
The Sustainability and Climate segment offers products and services that help institutional investors understand how sustainability considerations can impact the long-term risk and return of their portfolios and individual security-level investments. Investors commonly use our Sustainability and Climate solutions in their investment processes to help assess financial risks and opportunities, inform their asset allocation and portfolio construction decisions, and support regulatory and client reporting.
Our Sustainability and Climate research team analyzes over 9,0002 entities worldwide, and we will continue to expand and deepen our coverage, including to address a broader set of emerging risks and opportunities. Our clients include asset managers, asset owners, wealth managers, banks, insurers, consultants, advisers, regulators, central banks and corporates.
Our Sustainability and Climate offerings include:
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
•MSCI Business Involvement Screening Research. MSCI Business Involvement Screening Research is a screening service that enables institutional investors to manage sustainability and climate standards and restrictions reliably
2 Does not include subsidiary-level companies.

and efficiently. Asset managers, investment advisers and asset owners can access screening research through the online MSCI ONE platform or a data feed to support alignment with their investment guidelines, implement client mandates or manage potential portfolio risks.
•MSCI Climate Solutions. Investors and issuers utilize our climate data and tools to support their investment decision making. These activities can include measuring and reporting on climate risk exposure, implementing low-carbon or fossil-fuel-free strategies, factoring climate change research into risk management processes and engaging companies and external stakeholders.
•GeoSpatial Asset Intelligence. Our Geospatial Asset Intelligence tool helps clients, including investors and lenders, explore location-specific exposures and quantify financial impact, including for physical and nature-related risks. It provides drill-down insights into individual real asset locations, to support risk management, due diligence, regulatory compliance and engagement.
•MSCI Sustainability and Climate Regulatory Solutions. MSCI Sustainability and Climate Regulatory Solutions help investors and other capital-markets participants stay informed of sustainability and climate regulatory requirements and simplify reporting, with tools to support mandatory and voluntary disclosures.
Sustainability and climate data provided to our clients are also made available to, and used in, our other operating segments, such as in the construction of our MSCI Sustainability and Climate equity and fixed income indexes. These Index products are designed to help institutional investors more effectively benchmark sustainability and climate investment performance, issue indexed investment products, as well as manage, measure and report on sustainability and climate mandates.
For the year ended December 31, 2025, 11.3% of our revenues were attributable to our Sustainability and Climate segment.
All Other – Private Assets
Our private assets offerings provide data and analytics to evaluate fundamental information, measure and compare performance, understand exposures and manage risk across private equity, private credit, real estate, infrastructure and other private markets. These offerings also support comparisons of performance and risk across public and private assets and enhance our multi-asset class and total portfolio capabilities.
Our products and services include datasets on companies, funds and transactions; standardized classifications and methodologies; benchmarks and portfolio analytics for performance measurement, attribution, scenario analysis and risk; and tools that support reporting by limited partners and general partners. We also integrate our private assets data and analytics in other MSCI products offered by our other operating segments, including indexes, climate risk models, MAC models and other MSCI solutions.
Our Real Assets offerings include:
•Real Capital Analytics. RCA aggregates timely transaction data and provides valuable information on market pricing, capital flows and investment trends in more than 170 countries. Our clients use this unique data to formulate strategies, source new opportunities and execute deals.
•Portfolio Performance Insights. Our Portfolio Performance Insights application offers an interactive, integrated solution to analyze the drivers of performance across investments, as well as review income analytics, exposures and concentrations across markets, asset types and portfolios.
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
Our Private Capital Solutions offerings include:
•Private Capital Portfolio Management. Private Capital Portfolio Management provides analytical tools and reporting to help investment, risk and operations teams monitor and measure private capital portfolios. The offering enables users to analyze portfolio exposures, manage investment activity and support reporting across private asset classes.

•Total Plan Manager. The Total Plan Manager provides integrated portfolio management and analytics designed to support oversight of investment portfolios across public and private assets. The platform offers a comprehensive view of the drivers of performance and risk across asset classes.
•Private Capital Transparency. Private Capital Transparency provides investment teams with information on underlying fund holdings and exposures of private capital funds. The offering delivers detailed information that is sourced from original documents provided by managers and augmented with extensive research.
•Private Capital Intel. Private Capital Intel provides extensive private capital data with coverage of historical profiles, sourced directly from limited partners and supports benchmarking, market analysis and performance evaluation.
•Investment Book of Record. Investment Book of Record supports the validation, reconciliation and management of private capital data. The offering enables tracking, forecasting and reporting on capital calls, distributions and valuations.
For the year ended December 31, 2025, 8.9% of our revenues were attributable to our private assets offerings.
Research and Development
We apply an integrated team approach to developing content across our operating segments. Our research and development, product management, data operations and technology teams are at the center of this process. Our content is developed by a research and development team comprised of mathematicians, economists, statisticians, financial engineers, investment professionals and industry experts. Content created in one segment can often be used for the creation of products in another segment. For example, we use elements of our private assets data and research across our offerings, including in certain multi-asset class models created in our Analytics segment that support multi-asset class risk analysis. We also use this content in our index offerings, including private asset benchmarks and benchmarks that combine public and private market exposures. In addition, our MSCI Sustainability and Climate indexes and our climate reporting analytics product are constructed using data from our Sustainability and Climate operating segment.
Through our relationships with the world’s largest investment institutions, we monitor investment trends and their drivers globally. Our research covers instrument valuation, risk modeling, portfolio construction, portfolio attribution, asset allocation and sustainability and climate-related investment risks, including transition risks and physical risks. Direct public consultations, client advisory panels and an Advisory Council, comprising senior investment professionals from around the world and senior members of our research and development team, are important examples of ways in which we monitor global investment trends and their implications for our clients and business.
Technology
Technology plays a pivotal role in our operations and our ability to innovate and launch products and services. Current areas of focus include:
•Improving the client experience by enhancing the way clients access, interact with and use our data, applications and other tools. We continue to develop and expand delivery channels, including APIs, data feeds, cloud delivery and self-service abilities. These capabilities are designed to help clients integrate MSCI content into their own platforms and workflows, and to reduce client operational burden.
•Advancing data processing, content quality and product development through data science, machine learning and AI. These capabilities and technologies enable more efficient data collection, enhance content and support quality-control processes. They also allow us to more effectively scale operations and enhance our product development processes. We have developed AI-enabled solutions including AI Portfolio Insights, which features a generative AI-powered interface to help deliver risk and portfolio insights, and GeoSpatial Asset Intelligence, which incorporates AI-driven data processing to help clients analyze location-specific exposures. We designed our AI governance framework, which includes review and approval processes for AI uses, to provide oversight designed to support responsible use, data protection and risk management.
•Modernizing how we build and operate software. We are enhancing our software development and operations practices to deliver new capabilities faster, reduce service interruptions and increase quality. These efforts include enhancing automation, testing, operational monitoring and secure development practices.
•Operating on cloud platforms, including our cloud-native platforms such as MSCI ONE, and leveraging major cloud providers to reduce data center risks, scale compute and storage, and improve clients’ ability to access and use MSCI content in their investment workflows.

•Enhancing information security and resilience of our technology infrastructure and software security processes, including controls for access management, encryption, monitoring and incident response.
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
Sustainability and Climate. Our Sustainability and Climate offerings compete with a range of companies that issue sustainability and climate data, ratings or research, including Sustainalytics Holding B.V. (a part of Morningstar, Inc.), Institutional Shareholder Services Inc. (majority owned by Deutsche Börse AG), S&P Global Inc., Refinitiv (a London Stock Exchange Group business) and Bloomberg.
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
Human Capital Management
MSCI is committed to creating a performance culture and meritocracy with a high degree of employee engagement. Our talent and leadership development programs are designed to identify and develop the people and skills necessary to deliver on MSCI’s strategy.
The Compensation, Talent and Culture Committee (the “Compensation Committee”) of our Board has oversight over talent management matters, including efforts relating to succession planning, career progression, retention strategies, learning and leadership development. In addition, the Compensation Committee oversees efforts relating to our corporate culture, such as our employee engagement and inclusion strategies, and management reports regularly to the Compensation Committee on such matters. We also regularly engage with our shareholders on our human capital management strategies.
The Board regularly reviews our executive talent, including our current leadership bench and succession/progression planning efforts relating to our entire executive team. Senior management regularly reviews talent plans and identifies top talent with the most immediate or near-term potential to progress to the senior-most roles at MSCI.

MSCI is a global company with employees in more than 27 countries. As of December 31, 2025, we employed 6,268 people, of which 51% of MSCI employees were located in the Asia Pacific region, 24% in Europe, Middle East and Africa, 16% in the U.S. and Canada, and 9% in Mexico and Brazil. For the one-year period ended December 31, 2025, voluntary turnover was 7% and involuntary turnover was 5%.
Inclusion and Belonging
Fostering inclusivity is a core value of MSCI. We strive to empower our people to maximize their potential in an inclusive environment. Our performance culture and meritocracy are supported by the belief that all of our people will perform their best when they feel included and valued.
Our most recent EEO-1 consolidated reports and SASB-aligned disclosures, which provide information about our workforce, including workforce composition, can be found on our website at https://www.msci.com/who-we-are/corporate-responsibility/sustainability-reports-policies. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.
Compensation, Benefits and Hybrid Work
We offer a broad range of competitive compensation and benefits programs to employees. These programs include health and welfare benefits for families, including domestic partners; caregiver leave; contributions to defined contribution and defined benefit pensions plans globally and health savings accounts in the U.S.; life insurance; and a global wellness initiative.
Our goal is to provide competitive compensation in the markets where we compete for talent and to link pay to performance. All employees are eligible for annual cash bonuses based on performance and, for managing directors, how effectively they demonstrate leadership behaviors consistent with our values and culture.
Senior employees and select other employees are eligible to participate in the MSCI Long-Term Incentive Program (“LTIP”) with awards of MSCI common stock that vest over a multi-year period. The LTIP is designed to align the interests of eligible employees with those of shareholders, reinforce an “owner-operator” philosophy and retain key talent.
Since January 2022, we have operated a hybrid work model, under which most employees may at times work remotely. The program supports our talent objectives and contributes to employee engagement, recruiting and retention.
Cultivating Talent and Employee Engagement
We offer a variety of learning and development opportunities to help employees grow their skills, receive feedback and coaching, deliver on their goals, and plan their careers. Our learning platform and tools cover a wide range of topics, with options for self-paced and longer-term career development activities. In 2025, participants in our Learning@MSCI platform spent an average of approximately nine hours each on MSCI-provided classroom and self-paced learning. In 2025, we introduced an AI Upskilling Framework to provide targeted learning opportunities ranging from foundational skills to technical specialization. Participants actively engaged with AI-focused courses through our digital learning platform.
MSCI regularly conducts an employee engagement survey that measures whether our approaches to performance, growth and career development are effective. Managers receive anonymous feedback and are accountable for driving engagement.
Health and Safety
We are committed to providing a safe workplace, and the well-being of our employees is one of our highest priorities. We have relevant health and safety policies and procedures and are committed to complying with all applicable laws and regulations relating to workplace safety.

Corporate Responsibility
Our corporate responsibility practices align with our business goals and demonstrate our commitment to long-term sustainability for the benefit of our clients, employees and shareholders. The Governance and Corporate Responsibility Committee of our Board of Directors (“Board”) oversees our corporate responsibility strategy and activities and receives regular updates from MSCI management.

We report regularly on our corporate responsibility efforts. We have published reports aligned with a number of international frameworks, including the “Carbon Disclosure Project (CDP),” the Task Force on Climate-related Financial Disclosures (TCFD) and the Sustainability Accounting Standards Board (SASB).
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
In the United Kingdom, MSCI Limited (a subsidiary of MSCI Inc.) is authorized by the Financial Conduct Authority (FCA) as a benchmark administrator for applicable MSCI indexes. In the European Union, MSCI Deutschland GmbH (a subsidiary of MSCI Inc.) is authorized by Germany’s Federal Financial Supervisory Authority (BaFin) and by the European Securities and Markets Authority (ESMA) as a benchmark administrator for applicable MSCI indexes. Information about index regulation is periodically updated on our website at https://www.msci.com/indexes/index-resources. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.
In November 2024, the European Union adopted Regulation (EU) 2024/3005 on the transparency and integrity of ESG rating activities, which will require ESG rating providers operating in the European Union to be authorized by, or registered with, ESMA beginning July 2, 2026. The regulation imposes requirements relating to organizational governance, management of conflicts of interest, transparency of rating methodologies and disclosure to rated entities and users of ratings. Certain of our Sustainability and Climate products are expected to be in scope of this regulation.
MSCI ESG Ratings and Research Private Limited (a subsidiary of MSCI Inc.) is in the process of surrendering its certificate of registration with the Securities and Exchange Board of India (SEBI) as an ESG Ratings Provider, following a strategic review by the Company.
MSCI Limited is registered with Cyberspace Administration of China as a foreign institution supplying financial information services in China.
Information About Our Executive Officers

Name	Age	Position
Henry A. Fernandez	67	Chairman and Chief Executive Officer
C.D. Baer Pettit	61	Director and President
Andrew C. Wiechmann	46	Chief Financial Officer
Robert J. Gutowski	58	General Counsel and Head of Corporate Affairs
Scott A. Crum	69	Chief Human Resources Officer
Alvise J. Munari	59	Chief Product Officer and Head of Client Segments
There are no family relationships between any of our executive officers and any director or other executive officer of the Company.
Henry A. Fernandez
Mr. Fernandez has served as Chairman of the Company’s Board since October 2007 and as Chief Executive Officer and a director since 1998. He served as head of the MSCI business from 1996 to 1998 and as President from 1998 to October 2017. MSCI was previously a business unit within Morgan Stanley prior to its IPO in 2007. Before leading MSCI, he was a Managing Director at Morgan Stanley, where he worked from 1983 to 1991 and from 1994 to 2007, in emerging markets business strategy, equity derivatives sales and trading, mergers and acquisitions, and corporate and mortgage finance. Mr. Fernandez also serves on boards of directors/trustees at Stanford University, King Abdullah University of Science and Technology and its affiliate, KIMC, Memorial Sloan-Kettering Cancer Center and the Foreign Policy Association. Mr. Fernandez previously served on the boards of directors/

trustees at Royalty Pharma plc, Georgetown University, the Trinity School, The Browning School and MexDer (Mexican Derivatives Exchange) and was the Chair of the Advisory Council at the Stanford University Graduate School of Business. He holds a Bachelor of Arts in economics from Georgetown University, an M.B.A. from the Stanford University Graduate School of Business and pursued doctoral studies in economics at Princeton University.
C.D. Baer Pettit
Mr. Pettit has served as the Company’s President since October 2017 and as a Director on the Company’s Board since January 2023. Mr. Pettit will step down as President and as a member of the Board on March 1, 2026. He previously served as Chief Operating Officer from January 2020 until November 2025 and from 2015 to 2017, Head of the Product Group from February 2015 to September 2015, Head of Index Products from 2011 to 2015, Head of Marketing from 2005 to 2012 and Head of Client Coverage from 2001 to 2012. Prior to joining MSCI, Mr. Pettit worked for Bloomberg L.P. from 1992 to 1999. Mr. Pettit holds a Master of Arts degree in history from Cambridge University and a Master of Science degree from the School of Foreign Service at Georgetown University.
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
Alvise J. Munari
Mr. Munari has served as the Company’s Chief Product Officer since October 2025 and the Company’s Head of Client Segments since November 2025. In this capacity, he is responsible for driving our business across all products and client segments. Mr. Munari previously served as the Company’s Chief Product Officer from July 2024 to February 2025, Chief Business Officer from February 2025 to October 2025, Chief Client Officer from 2022 to 2024 and Global Head of Client Coverage from 2020 to 2022. Before joining MSCI, Alvise worked at Morgan Stanley as Global Head of Equity Derivatives Distribution and held senior positions at Merrill Lynch and Goldman Sachs. Mr. Munari holds a D.Phil. in Mathematics from Oxford University and an undergraduate degree in Economics and Mathematics from the London School of Economics.

Available Information
Our corporate headquarters is located at 7 World Trade Center, 250 Greenwich Street, 49th Floor, New York, New York, 10007, and our telephone number is (212) 804-3900. We maintain a website on the internet at www.msci.com. The contents of our website are not a part of or incorporated by reference in this Annual Report on Form 10-K.
We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information that we file electronically with the SEC at www.sec.gov. We also make available free of charge, on or through our website, these reports, proxy and information statements and other information as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, click on the “SEC Filings” link under the “Financial Information” tab found on our investor relations homepage (https://ir.msci.com).
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
•Undetected errors, defects, malfunctions or similar problems;
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
•Issues related to the use of AI and development of AI-related solutions resulting in reputational harm, competitive harm, regulatory scrutiny or legal liability;
•The impact of changes in economic conditions and the global capital markets, including those resulting from geopolitical events, adverse equity market conditions, volatility in the financial markets and evolving investment trends;
•The effects on us from competition and financial and budgetary pressures affecting our clients;
•Failure to successfully develop new and enhanced products and services;
•The impact of our global presence and operations and any expansion and our exposure to additional issues from our increased global footprint;
•Failure to comply with laws, rules or regulations; changes to current laws, rules or regulations; or the introduction of new laws, rules or regulations relevant to our business;
•Inability to protect our intellectual property rights;
•The impact of foreign currency exchange rate fluctuation;
•The impact of our indebtedness on our cash flows and financial flexibility;
•The impact of changes in our credit ratings;
•Our exposure to tax liabilities in various jurisdictions; and
•Failure to attract, develop or retain talent.
Operational Risks
We are dependent on third parties to supply data, applications and services for our products and services and are dependent on certain vendors to distribute our products. A refusal or failure by a key vendor to distribute our products; any termination, suspension or other loss of key third-party data, applications or services; a decline in the accuracy or quality of such data, applications or services; or any failure by us to comply with our suppliers’ or distributors’ licensing requirements or expectations could impair our ability to provide our products and services, which could have a material adverse effect on our business, financial condition or results of operations.
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
If Vendor Products include errors or design defects, are delayed, become incompatible with future versions of our products, are unavailable on acceptable terms or are suspended or not available at all, we may not be able to deliver our products and services. In addition, in the ordinary course of business, suppliers of Vendor Products are subject to various forms of cyber-attacks or other security incidents. Cyber-attacks, vulnerabilities in our suppliers’ software, systems or networks, failure of our suppliers’ safeguards, policies or procedures and other incidents related to our suppliers’ systems and networks, including supply-chain compromises, may cause material interruptions or malfunctions in our or such suppliers’ websites, applications or data processing and delivery, or may compromise the confidentiality and integrity of affected information. In addition, certain of our suppliers are also our competitors, and they could change the terms of the data and products that they supply to us or refuse to continue to supply us with data and products in order to gain competitive advantage against us.
Some of our agreements with third-party suppliers allow them to cancel on short notice, and from time to time we receive notices from third-party suppliers threatening to terminate the provision of their products or services to us, and some data suppliers have terminated the provision of their data to us. In addition, certain of our most significant data and technology agreements are subject to periodic renewal or re-pricing, and we may be required to accept significantly higher fees or other less favorable commercial or legal terms in order to maintain access to key Vendor Products. Termination or suspension of the provision of Vendor Products by one or more of our significant suppliers or exclusion from, or restricted use of, or litigation or other disputes in connection with Vendor Products could decrease the data and materials available for us to use and deliver to our clients. In addition, some of our competitors could enter into exclusive contracts with our suppliers, including with certain stock exchanges, which could preclude us from receiving certain data or other materials or restrict us in our use of such data or other materials. Such exclusive contracts could hinder our ability to create our products and services or to provide our clients with the data or other products or services they prefer. Certain Vendor Products are concentrated among a small number of suppliers, and we also rely on major cloud and infrastructure providers to host and deliver certain products and services, so an adverse negotiation, dispute or renewal outcome with, or our inability to replace, a key supplier or to obtain comparable data or services on acceptable terms could affect our costs or ability to deliver products and services.
Despite our efforts to comply with the licensing requirements of Vendor Products, there can be no assurance that third parties will not challenge our use, which could result in increased acquisition or licensing costs, loss of rights or costly legal actions. Our business could be materially adversely affected if we are unable to timely or effectively replace the data, other materials or functionality provided by Vendor Products that may become unavailable or fail to operate effectively for any reason. Our operating costs could increase if additional license fees are imposed, or current license fees increase or the efforts to incorporate enhancements to Vendor Products are substantial and we are unable to negotiate acceptable licensing arrangements with these suppliers or find alternative sources of equivalent products or services.
We also rely on third-party vendors, including some competitors, to distribute our data to clients. Should any of our key vendors refuse to distribute our data for any reason or require that we pay them new or additional fees in connection with the distribution of our data, we would need to find alternative ways to distribute our data, which could increase costs or disrupt operations. If any of these risks materialize, they could have a material adverse effect on our business, financial condition or results of operations.
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

Despite internal testing and in some cases testing or use by clients, our products or services have contained, and in the future may contain, errors in our, third-party or client-provided data, calculations, methodologies or analysis, including serious defects or malfunctions. This risk may grow with the increase in the number, type and complexity of our products, such as complex custom indexes that may require unique and more manual implementation and maintenance. For instance, certain processes utilize manual data entry or collection, which increases the risk of human error. In addition, as our business has grown and evolved over time, we have incurred technical debt resulting from, among other things, legacy code and system architectures, deferred maintenance and upgrades, short-term workarounds, unremediated issues, rapid product development, acquisitions, and the integration of new technologies into existing platforms. Such technical debt can exacerbate these risks by increasing the potential for system outages, performance degradation, defects, cybersecurity vulnerabilities, and testing and remediation limitations. If we detect any errors before we release or deliver a product or service or publish a methodology or analysis, we might have to suspend or delay the product or service release or delivery for an extended period of time while we address the problem. We may not discover errors that affect our products or services or enhancements until after they are deployed, and we may need to provide enhancements or corrections to address such errors, and in certain cases it may be impracticable to do so. If undetected errors exist in our products or services, or if our products or services fail to perform properly due to defects, malfunctions or similar problems, it could result in harm to our brand or reputation, increased costs, lost sales and revenues, delays in commercial release, third-party claims, contractual disputes, negative publicity, delays in or loss of market acceptance of our products or services, license terminations or renegotiations or unexpected expenses and diversion of resources to remedy or mitigate such errors, defects or malfunctions. In addition, defects or flawed outputs in regulated products, including indexes and ESG ratings, may prompt regulatory inquiries, supervisory actions or enforcement proceedings that could require changes to products or controls and impose significant fines or other remediation costs. The realization of any of these events could materially adversely affect our business, financial condition or results of operations.
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
To the extent that any of MSCI’s operating segments, product lines or MSCI as a whole suffers a reputational or other loss in credibility, it could have a material adverse effect on our business, financial condition or results of operations. Reputational damage could prompt clients or vendors to reduce use of our products, or terminate or renegotiate contracts. Factors that have affected or could affect our credibility include: real or perceived conflicts of interest; the adequacy, completeness and editorial independence of our index composition and ESG ratings and controversy assessment processes and decisions; allegations of perceived bias or lack of independence; the inappropriate influence, attempted influence or appearance of influence of third parties, including governments, politicians, NGOs and other advocacy groups, and clients (including large asset managers or asset owners), on our editorial decisions; the impact on companies of our indexes, ESG ratings and controversies, risk models or other MSCI content or analytics; the timing and nature of changes to our methodologies or products, including indexes and ESG ratings and controversies; disagreement with our methodologies or models, including for calculating indexes, value-at-risk and other risk measures, climate metrics, and ESG ratings and controversies; the accuracy and completeness of our client data or third-party data, including data voluntarily disclosed by the investment community, corporate issuers and others that is utilized in our products; and controversies, investigations, media attention, or regulatory or other governmental actions affecting our industry, competitors, clients, strategic partners, vendors or other relevant industry participants.
We may face public or media scrutiny concerning politically or socially sensitive topics, which could lead to negative media coverage, reputational harm or increased government or regulatory scrutiny, even if such claims lack merit. Views expressed by the media, politicians, other government officials or representatives, regulators, NGOs and other advocacy groups, industry associations or other third parties regarding our company, our industry or our role in the investment process—including allegations or suggestions that we have biases, lack independence or encourage investment in, or divestment from, certain companies, countries or regions or in support of certain causes or trends—and the impact of political and geopolitical tensions relating to countries, industries, companies or issues relevant to our products and services, such as the inclusion of certain Chinese companies in our indexes or the focus on ESG or sustainable investing and climate considerations, could negatively impact our reputation and credibility. Such negative attention or scrutiny could also increase the risk of shareholder activism, including proposals seeking changes to our governance practices, corporate strategy or product offerings.

In some cases, our offerings may insert MSCI into a public spotlight or a public debate regarding investment trends and practices; environmental, social or political issues; geopolitical matters; or corporate governance matters. For example, scrutiny around ESG and climate investment considerations has increased, with anti-ESG and anti-climate advocacy groups, political leaders and industry organizations criticizing ESG or climate-focused risk management practices or investment strategies. Anti-ESG and anti-climate sentiment may impact demand for our products, limit our ability to retain clients or lead to heightened scrutiny of our methodologies or content. Additionally, legislation, litigation, investigations or regulatory action or enforcement activities aimed at curbing ESG or climate investing practices or penalizing institutions perceived as prioritizing ESG or climate considerations could further increase reputational risks to us and reduce the marketability of our products.
In addition, increased regulatory and political focus on ESG and climate-related investment considerations has impacted our clients. Certain of our clients use our sustainability and climate data and tools to build and manage portfolios; perform risk management; benchmark their investment performance; and construct and manage ETFs and other indexed financial products. In some cases, these institutional investors are increasingly the subject of additional disclosure requirements, as well as media and regulatory scrutiny, that are focused on preventing “greenwashing” (i.e., holding out an investment product as having “green” or “sustainable” characteristics when this is not, in fact, the case). Our products, and the use of our products by these institutions, could draw MSCI into media attention, political debates, and litigation or regulatory actions related to greenwashing allegations.
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
Moreover, clients that have licensed our indexes to serve as the basis of indexed investment products are generally not required to continue to use our indexes. For example, clients that license our indexes to serve as the basis for listed futures and options contracts might discontinue such contracts. Additionally, we have a differentiated licensing strategy for our indexes and from time to time experience faster growth from lower fee products, resulting in a lower average asset-based fee percentage from indexed investment products. While we aim to maximize the price and volume tradeoff over the long-term, there can be no assurance that we will be able to do so. Results for any given quarter could be materially adversely affected by stronger growth in assets in indexed investment products with lower-than-average fees not sufficiently offset by growth in assets in indexed investment products with higher-than-average fees. Our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations. Finally, to the extent that multiple investment products are based on the same index, (i) assets under management in one product could shift to products that pay MSCI lower fee levels, (ii) the products could compete for the same assets such that none of the products becomes large enough to be successful or sustained, or (iii) the failure or discontinuance of one product (e.g., derivatives used for hedging) could have a detrimental effect on the use of the other products (e.g., ETFs).

Cancellations or reductions by our clients could have a material adverse effect on our business, financial condition or results of operations.
A material portion of our revenues is concentrated in some of our largest clients. For the fiscal year ended December 31, 2025, our largest client organization by revenue, BlackRock, accounted for 10.8% of our consolidated operating revenues. For the fiscal year ended December 31, 2024, our largest client organization by revenue, BlackRock accounted for 10.2% of our consolidated operating revenues. Our revenue growth depends on our ability to obtain new clients, quickly onboard our clients and deploy our products and services to them, sell additional services to existing clients and achieve, maintain or improve pricing structures and sustain a high level of renewal rates with respect to our existing licenses. Failure to achieve one or more of these objectives could have a material adverse effect on our business, financial condition or results of operations.
A client’s activity with us may decrease for a variety of reasons, including the client’s level of satisfaction with our products and services; the effectiveness of our support services; the pricing of our products and services; the pricing and quality of competing products or services; client events such as mergers, acquisitions, restructurings, or business closures; or the effects of changes in economic conditions and the global capital markets. In addition, demand for our products may be impacted by cyclical market changes, regulatory uncertainty and political scrutiny, which could negatively affect client adoption and our financial performance. If we experience significant cancellations or reductions in licenses, either individually or in the aggregate, and we are unsuccessful in replacing those licenses, our business, financial condition or results of operations could be materially adversely affected.
Our clients may become more self-sufficient, which may reduce demand for our products or services and materially adversely affect our business, financial condition or results of operations.
Our clients may internally develop certain functionality contained in the products or services they currently license from us. For example, a number of our clients have obtained regulatory clearance to create indexes for use as the basis of ETFs that they manage and others have invested in direct indexing strategies, allowing investors to purchase individual stocks making up an index rather than investing in a fund or ETF. Similarly, some of our clients who currently license our risk or sustainability and climate data to analyze their portfolio risk may develop their own tools to collect data and assess risk or embed sustainability considerations into their investment processes, making our products or services unnecessary for them. Advances in AI and cloud platforms have also lowered the barriers for clients to build capabilities internally. A growing number of asset managers and investment banks, in partnership with index providers that offer calculation agent services, or acting together with an industry group or association, have created or may create their own range of proprietary indexes, which they use to manage funds or as the basis of ETFs, structured products or over-the-counter derivatives. To the extent that our clients become more self-sufficient, demand for our products or services may be reduced, which could have a material adverse effect on our business, financial condition or results of operations.
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
Some of our products also relate to these parties. For example, our ESG ratings and other products assess companies, including clients, shareholders, distributors of our content and competitors. Additionally, our indexes may include or exclude companies that are clients, shareholders, distributors of our content or competitors. These determinations could cause an impacted company to cease doing business with us, or may create perceptions of bias, lack of independence or influence over our editorial decisions. Allegations of such influence or bias could undermine the perceived integrity of our products, leading to reputational harm, increased regulatory scrutiny or lower demand for our products.
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
We depend heavily on the capacity, reliability and security of our information technology systems, networks and platforms and their components, including our data centers, cloud providers and other third-party vendors and service providers, production and delivery systems as well as the internet, to create and deliver our products and service our clients. Our employees also depend on these systems, networks, platforms and providers for internal use. Factors affecting the availability of our products and services and our information technology systems and networks, such as loss of service, operational failures, human error, model error, terrorist attacks, geopolitical instability, climate-related events (e.g., hurricanes, floods or other natural disasters), outbreak of pandemic or contagious disease, power loss, telecommunications failures, technical breakdowns, internet failures or cyber-attacks, could impair our or our third-party service provider systems’ operations or interrupt their availability for extended periods of time or impact the availability of our or our third-party service provider’s personnel. Our ability to effectively use the internet, including for remote work, may also be impaired due to a variety of reasons including infrastructure failures, service outages, cyber-attacks or government restrictions.
Disruptions, failures, or slowdowns in our operations, or those of our third-party vendors and service providers, could reduce confidence in our products and services, damage our brand and reputation, result in litigation, or negatively affect our ability to distribute products to clients, including managed services or real-time index data. In addition, accumulated design, implementation, or architectural decisions in our technology environment, which may have been appropriate at the time they were made, may require incremental investment over time to maintain, enhance, or modernize our systems. This “technical debt” can increase the risk of outages, disruptions, performance degradation, defects, and cybersecurity incidents. While we generally perform cybersecurity due diligence on key vendors and service providers, our ability to monitor their practices is limited, and vulnerabilities or incidents affecting their software, systems, or networks could introduce risks to our operations. Additionally, newly acquired businesses may not have invested in technology and resilience to the same extent as we have, and integration of their systems could introduce vulnerabilities that impact us.
There is no assurance that we will be able to successfully defend against such disruptions or that our disaster recovery or business continuity plans, or those of our third-party service providers (including cloud providers), will be effective in mitigating the risks and associated costs, which could be exacerbated by our hybrid work model. While we maintain insurance coverage intended to address certain aspects of cybersecurity and data protection risks, such coverage may not include, or may not be sufficient to cover, all or a majority of any costs or other losses resulting from cyber-attacks or other security incidents. Any of these factors could have a material impact on our business, financial condition, or results of operations.
Any failure to ensure and protect the confidentiality of data could have a material adverse effect on our business, financial condition or results of operations.
Many of our products, systems and processes involve the collection, retrieval, storage, transmission and processing of proprietary, third-party and client confidential information. We also handle personal information of our employees in connection with their employment. We rely on complex processes and IT controls along with policies, procedures and training to protect this information, including sensitive data such as material non-public information and client portfolio data, against unauthorized access or disclosure. When we change the composition of our indexes or if we expect to change the methodologies that govern our indexes, in some cases, those changes can have an indirect effect on the prices of constituent securities and on certain indexed investment products as a result of trading activity related to tracking our indexes. The foreknowledge of these changes could be determined to be material non-public information. Similarly, our ESG ratings and changes to our ratings or methodology could potentially impact the companies and entities that we rate, including the price of their securities and the price of other securities that reference their securities.
If our processes, confidentiality policies, conflict of interest policies or information barrier procedures fail or are insufficient, including as a result of intentional or unintentional human error, manual process failure, system error or other failure, then unauthorized release of, access to, or disclosure or misappropriation of data, including material non-public information or other confidential information (e.g., certain client portfolio data, index composition data, or ESG rating data), could harm our brand and reputation, lead to litigation, regulatory actions or penalties, and result in a loss of client confidence, which could have a material adverse effect on our business, financial condition or results of operations. In addition, such incidents may trigger notification and reporting obligations to regulators, clients and other stakeholders. Failure to meet those obligations or to effectively communicate during an incident could exacerbate reputational harm and regulatory exposure, including the risk of enforcement actions and fines.
Cyber-attacks or other security incidents and the failure of security plans, systems and procedures could have a material adverse effect on our business, financial condition or results of operations.
Our operations rely on the secure collection, retrieval, storage, transmission and other processing of confidential, sensitive, proprietary and other types of data and information that is managed internally and with third-party vendors and service providers. We and our vendors and service providers are subject to security risks, including cyber-attacks and other security incidents, such as phishing scams or other social engineering attacks, deepfake attacks, hacking, tampering, intrusions, viruses, malware (including ransomware) and denial-of-service attacks – all of which could be exacerbated by AI technologies. Cybersecurity risks also may derive from fraud or malice on the part of our employees or third parties, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failure. The use of mobile and cloud technologies, as well as remote work arrangements, may heighten these risks. In addition, failure by our clients, third-party vendors or service providers to notify us of cybersecurity incidents in a timely manner could lead to unauthorized access to our systems and data, resulting in material adverse effects on our business, operations, and financial results.
We may be exposed to more targeted and more sophisticated cyber-attacks and other security incidents because of our role or prominence in the global marketplace, including our handling of client portfolio data, the composition and use of our indexes and ESG ratings. Advanced, persistent and state-sponsored threat actors with significant resources and capabilities could also attempt to penetrate our or our vendors’ systems. Additionally, although we conduct due diligence during acquisition processes, acquired businesses may not have invested as heavily in security measures and technology, and this may introduce additional security risk. In the past, we have experienced cyber-attacks of varying degrees, including denial-of-service attacks. There can be no assurance that there will not be material adverse effects relating to these types of incidents in the future, in particular as these types of incidents have generally become increasingly frequent, sophisticated, difficult to detect and difficult to successfully defend against, and we may see their frequency increased, and effectiveness enhanced, by the use of AI. As these threats continue to evolve, we may be required to devote additional resources to modify or enhance our operational or security systems and networks and our cybersecurity program.
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
In the past, we have experienced interruptions and delays in the performance and delivery of certain products, including after we migrated applications and infrastructure to new data centers or other network infrastructure. While we have taken steps to mitigate such interruptions and delays, we cannot provide assurance that they will not occur again as part of future migration to new technologies, applications or processes (e.g., cloud migration), even after extensive testing, or if we experience significant growth of our client base or increases in the number of products or services or in the speed at which we provide products and services. Future migrations may result in outages, latency or degraded functionality, or data loss or corruption despite backup and recovery plans. Such disruptions may result in cancellations and reduced demand for our products and services, resulting in decreased revenues, or in cost increases relating to our use of power and system resources. After adopting new technologies, applications and processes, we may experience unanticipated interruption and delay in the performance or delivery of certain products, services or client support. We may also incur increased operating expenses to recover data, repair, replace or remediate systems, equipment or facilities, and to protect ourselves from such disruptions. Accordingly, any significant failures, disruptions or instability affecting our information technology platforms, providers, production and delivery systems, applications, processes or the internet could negatively affect our ability to distribute products and service our clients, damage our brand and reputation and result in litigation, which may have a material adverse effect on our business, financial condition or results of operations.
Our use of open source code could introduce security vulnerabilities, impose delays or costs, result in litigation or impose conditions or restrictions on our ability to commercialize our products or services. Such incidents could have a material adverse effect on our business, financial condition or results of operations.
We rely on open source code to develop software and to incorporate it in our products and internal systems. The use of open source code may entail greater risks than third-party commercial software, as open source licensors generally do not provide warranties or other protections regarding infringement claims, the quality of the code or the security of the code. Certain open source licenses provide that if we combine our proprietary code with open source code and distribute it in a certain manner, we could be required to release the source code to the public, potentially allowing our competitors to create similar products and putting us at a competitive disadvantage. Additionally, the terms of many open source code licenses are ambiguous and have not been interpreted by U.S. courts, increasing the risk of unanticipated restrictions or conditions on our use of such software. Therefore, we could be required to seek licenses from third parties on terms that are not commercially feasible, to make portions of our proprietary code publicly available to re-engineer our products or systems, to discontinue licensing certain products, or to take other remedial action that could divert resources. We could also be subject to suits by parties claiming breach of the terms of licenses, which could be costly for us to defend. Open source code may also contain security vulnerabilities or malicious code (including backdoors), which could impair our products or systems, reduce client confidence, harm our reputation and expose us to litigation or other liability. Any of these factors could materially adversely affect our business, financial condition or results of operations.
Issues related to the use of AI and development of AI-related solutions could result in reputational harm, competitive harm, regulatory scrutiny or legal liability, and could have a material adverse effect on our business, financial condition or results of operations.
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
Competitors and new market entrants may use AI to develop products that compete with our offerings at lower price points, with faster time-to-market or with additional or better capabilities, which could impair our ability to compete effectively and put pressure on our revenues and subscriptions. Additionally, AI-enabled tools may allow clients, including asset managers, asset owners, banks, hedge funds and others, to develop in-house capabilities to replace our products such as custom indexes, risk analytics, and sustainability and climate data. Large-scale data scraping and generative AI models trained on publicly available information could also diminish the perceived uniqueness and commercial value of our proprietary content. Further, third-party AI tools and model providers may change their model behavior, pricing or terms, which could adversely affect our offerings, increase our costs or disrupt our operations.
The models underlying our use of AI technologies may be incorrectly or inadequately designed or implemented. If the content, analyses, or recommendations produced by AI are, or are perceived to be, biased, inaccurate, misleading, of poor quality, unethical or otherwise deficient or flawed, any of which may not be easily detectable or may be exacerbated when AI systems operate with greater autonomy, our business may be adversely affected. AI technologies, including generative AI, can produce outputs that appear authoritative but contain factual errors, “hallucinations,” or unintended biases. If AI-generated content in our products contains such errors, we could face client losses, reputational damage and potential legal liability. Failure to maintain appropriate oversight, governance frameworks, testing, documentation and monitoring could exacerbate these risks.
The use of AI may involve third-party information with unclear intellectual property rights or interests. If we do not have sufficient rights to use the data or other material or content that AI technologies utilize or generate, we may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights or contracts to which we are a party. In addition, intellectual property ownership rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. The use of AI by us or by others may also result in, and increase our exposure to, cyber-attacks or other security incidents, including those that involve confidential or personal information (e.g., proprietary, third-party, employee or client information). The use of AI by our employees, contractors or partners could also result in the inadvertent disclosure of confidential or personal information, risking our intellectual property rights, competitive position and reputation.
We have adopted principles and governance frameworks designed to support responsible use, data protection and risk management, but these may prove insufficient to prevent harmful outcomes or may not keep pace with the rapid evolution of AI capabilities and risks.
AI technologies are subject to an evolving and fragmented legal and regulatory landscape. Laws and regulations applicable to AI, including intellectual property, data privacy and security, consumer protection, competition and equal opportunity laws, continue to develop and may be inconsistent from jurisdiction to jurisdiction. Because AI is complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI. These risks include the possibility of enhanced governmental or regulatory scrutiny, litigation or other legal liability, compliance issues, ethical concerns, negative consumer perceptions, confidentiality or security risks, supply-chain and cost risks related to AI infrastructure and models, as well as other factors. Any of these issues could materially adversely affect our business, financial condition or results of operations.
Strategy and Growth Risks
Our business may be affected by changes in economic conditions and the global capital markets, including those resulting from geopolitical events, trade policy changes, adverse equity market conditions, volatility in the financial markets and evolving investment trends. Such changes could decrease the use of our products and services which could have a material adverse effect on our business, financial condition or results of operations.
Our business is impacted by economic conditions, including economic uncertainty, market downturns and volatility in the global capital markets and evolving investment trends (including volatility and trends resulting from geopolitical events and trade policy changes, including tariffs, retaliatory tariffs and related trade tensions). Our clients use our products for a variety of purposes, including benchmarking, performance attribution, portfolio construction and risk management, and to support investment strategies including sustainability, climate, factor, thematic, private asset and MAC investing. Volatile capital markets, geopolitical instability or unrest, trade tensions and shifts in trade policy and other economic and market conditions and trends, including a recession or other significant financial-market event or crisis, may impact whether, how, where and when investors choose to invest, for example between developed or emerging markets, U.S. or non-U.S. markets, as well as whether to adopt different investment strategies. Such shifts may increase demand for certain of our products while reducing demand for others, and may reduce client budgets, delay purchasing decisions or cause clients to defer or cancel subscriptions, any of which could materially reduce demand for our offerings.
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
Competition exists across all markets for our products and services. Our competitors range from large companies with substantial resources to small, single-product businesses that are highly specialized. Larger competitors may have access to more resources and may be able to achieve greater economies of scale, and specialized competitors may have unique expertise and dedicated resources and capabilities to compete with respect to a particular product or service. Some competitors may offer price incentives or different pricing structures that are more attractive to clients. The competitive landscape may also experience consolidation, which results in a narrower pool of competitors that are better capitalized or that are able to gain a competitive advantage through synergies.
Barriers to entry may be low or declining in many markets, including for single-purpose product companies, supporting new competitors. For example, more broker-dealers, data suppliers, credit rating agencies, analytics firms, technology providers (including AI providers) or other market participants or vendors could begin developing their own content such as proprietary risk analytics, sustainability and climate data or indexes. Factors such as increases in the availability of free or relatively inexpensive information through internet sources and through the use of AI or other low-cost delivery systems, advances in cloud computing, increased use of open source code, the ability of machine learning and other AI to process and organize large data sets, as well as client development of proprietary applications, have further reduced barriers to entry in some cases and our competitors may use these tools to deliver solutions at lower prices, or these tools may be used in a way that significantly increases access to publicly available information. Such developments may over time reduce the demand for, or clients’ willingness to pay for, certain of our products and services.
We may experience pressures to reduce our fees, prolonged selling and renewal cycles, reduced client spending and increased cancellation rates on account of financial and budgetary pressures affecting our clients, including those resulting from weak or volatile economic or market conditions, geopolitical conflicts and the inflationary environment, which may lead certain clients to reduce their overall spending on our products or services, including by seeking similar products or services at a lower cost than what we are able to provide, by consolidating their spending with fewer providers, by consolidating with other clients or by self-sourcing their information and analytical needs. Accordingly, competitive and market pressures may result in fewer clients or reduced sales, including as a result of client closures and consolidations, price reductions, prolonged selling and renewal cycles and increased operating costs, such as for marketing and product development, which could, individually or in the aggregate, result in a material adverse effect on our business, financial condition or results of operations.
To remain competitive, we must successfully develop new and enhanced products and services and effectively manage product transitions and integrations. Our failure to do so may materially adversely affect our business, financial condition or results of operations.
We operate in highly competitive markets that continually change to meet client needs. To remain competitive, we must continually introduce new products and services; enhance existing products and services delivered through our own systems and through third-party platforms; collect, organize, analyze and protect large amounts of information to generate insights; and effectively generate client demand for new and enhanced products and services. We may not be successful in developing, introducing, implementing, marketing, pricing, launching or licensing new products or enhancements on a timely or cost-effective basis or without impacting the stability and efficiency of existing products and services. Any new products or services and enhancements may not adequately meet the requirements of the marketplace or industry standards or achieve market acceptance.
The process of enhancing existing, and developing new, products and services and expanding our offerings to new client types is complex and may become increasingly complex and expensive in the future, including due to new technology and AI, competition for talent, workforce costs and evolving client expectations. Expansion into new product and service offerings and client types also increases the complexity of our go-to-market, product development, operational and regulatory requirements and may require substantial additional investment. This process often requires effective collaboration across various functions and product lines, and ineffective or insufficient collaboration may harm our ability to meet our business objectives. In particular, serving new client types may require new capabilities, additional product features and use cases, specialized distribution and implementation, and different contractual and licensing arrangements, all of which can increase time to market and execution risk. In addition, our reputation could be harmed if we are perceived as not innovating rapidly enough to meet the changing needs of investors or their advisors. These changing needs include a greater expectation that information be delivered with a higher degree of customization and service quality. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in new or enhanced products and services that satisfy our clients’ needs, including new client types, and generate adequate revenues. We also incur costs to integrate existing products and services and transition clients to enhanced products and services, which also present execution risks and could lead to price reductions or other concessions.
The increased presence of AI in the market could also lead to increased expectations from clients and market participants regarding the quality, features, timeliness and use cases of our products and services. If we are unable to effectively manage the development of new or enhanced products and services for our clients, we may not be able to remain competitive and our business, financial condition or results of operations could be materially adversely affected.
Our global presence and operations and any future expansions may continue to place significant strain on our resources and subject us to additional risks and costs resulting from our increased global footprint, which could materially adversely impact our business, financial condition or results of operations.
Our global presence and operations and any future expansion are expected to continue to place significant demands on our personnel, management and other resources, and there can be no assurance that we will effectively attract, develop and retain talent and effective leaders across locations; expand our sales activities; operate our physical facilities and information technology infrastructure; scale our legal and compliance infrastructure; meet our regulatory obligations; develop and maintain appropriate operational and financial systems, procedures and controls; integrate acquired businesses; or otherwise adequately manage our global presence and operations and any future expansion.
Our global presence and operations and our ability to deliver our products and services to our clients also expose us to political, economic, legal, regulatory, operational, reputational, franchise and other risks resulting from operating and selling in many countries. These include the risk that geopolitical tensions, trade policy changes and related policy responses may restrict or limit our ability to offer certain products, services or content in particular jurisdictions, affect our access to the technology on which our operations depend, or reduce client demand for our products and services in affected markets. We also may face such impacts from product constraints, capital controls, exchange controls, customs duties, tariffs, retaliatory trade measures, sanctions compliance, tax penalties, levies or assessments, legal uncertainty, regulatory intervention and other restrictive governmental actions such as export restrictions, requirements favoring local competitors, limits on foreign ownership or investment, limits on the use of foreign technology, requirements applicable to particular types of data services and processing, data localization rules and restrictions on cross-border transfers of data and services, as well as the outbreak of hostilities or political and governmental instability. As we operate in multiple jurisdictions, our ability to repatriate cash to the U.S. could also be impacted by foreign currency controls, restrictions on cash transfers, or limits on converting currency or paying dividends from non-U.S. subsidiaries, as well as adverse tax consequences. In addition, the majority of our employees are located in offices outside of the U.S., and a number of those employees are located in emerging market locations. The cost of establishing and maintaining these offices, including costs related to information technology, as well as the costs of attracting, training and retaining employees in these locations may be higher, or may increase at a faster rate, than we anticipate. Additionally, social and health conditions, such as public health epidemics impacting the global economy or our employees, may have a material adverse effect on our business, financial condition or results of operations.
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

Demand for our products and services is still nascent in many parts of the world, particularly in certain emerging markets where investment management practices, including risk management and sustainability and climate integration, are less established. In addition, the data required to model local securities in some emerging markets might be difficult to source and local investment product nuances may be difficult or costly to model. If we do not appropriately tailor our products and services to fit the needs of the local market, we may be unable to effectively grow sales of our products and services.
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
Failure to comply with any applicable laws, rules, regulations, executive or administrative orders or other governmental requirements, or industry codes of conduct, could subject us to litigation, regulatory actions, sanctions, fines or other penalties, as well as damage our brand and reputation. The financial services industry, within which we and many of our clients operate, is subject to extensive laws, rules and regulations, with direct regulation of certain of our products in some jurisdictions. These laws, rules and regulations are complex, evolve frequently and sometimes quickly and unexpectedly, and are subject to administrative interpretation and judicial construction in ways that are difficult to predict, and could materially adversely affect our business or our clients’ businesses. Additionally, we may be required to comply with multiple and potentially conflicting laws, rules or regulations in various jurisdictions, which could, individually or in the aggregate, result in materially higher compliance costs to us. Laws, rules or regulations could require changes to the way we license and price our products and services. In addition, various government and regulatory bodies from time to time may make inquiries and conduct investigations into our compliance with applicable laws and regulations and our business practices, including those related to our regulated activities and other matters.
Changes to the laws, rules and regulations applicable to our clients could limit our clients’ ability to use our products and services or could otherwise impact our clients’ demand for our products and services. As such, to the extent our clients become subject to certain laws, rules or regulations, we may incur higher costs in connection with modifying our products or services. If laws, rules or regulations place new obligations on clients that affect us, restrict our clients’ or vendors’ ability or willingness to provide data to us, or impose new compliance obligations or restrictions on how we access and use such data, our ability to continue to produce products and services, or the costs associated with doing so, could be negatively affected.
The regulations and regulatory considerations that most significantly impact us are described below:
•Benchmarks. Compliance with regulations affecting benchmarks or their uses, as well as related technical standards and guidance, could negatively impact our business and results of operations. Benchmarks, which include the indexes we provide, are subject to regulations that may require changes in our business practices, product offerings or our ability to offer indexes in certain jurisdictions. Such impacts could include, without limitation, increased costs, including direct regulatory fees and costs; diminished intellectual property rights; methodology requirements or restrictions; product requirements or restrictions; constraints on the fees we charge; constraints on our ability to meet contractual commitments with data providers; or constraints on how we offer our products. Any of these factors could have a material adverse effect on our index products.
For example, the EU Benchmark Regulation (“EU BMR”) and UK Benchmarks Regulation (“UK BMR”) impose distinct requirements. Following Brexit, the EU BMR provided a transition period until December 31, 2025, allowing EU-regulated entities to use benchmarks from non-EU administrators. Beginning January 1, 2026, most of our indexes fall outside EU supervision and remain under UK oversight. For indexes that remain subject to EU regulation, ESMA’s supervision may result in additional compliance obligations for our business. The UK BMR transition period for non-UK administrators continues until December 31, 2030. In December 2025, the UK HM Treasury launched a consultation on proposals to amend the scope of the UK BMR. Depending on the outcome, these changes could affect the regulatory status of certain of our benchmarks, alter our compliance obligations or impact our ability to offer certain products to UK-regulated clients. Diverging interpretations or future amendments to these regulations may also increase compliance burdens and operational complexity.
Additionally, guidance issued by the European Securities and Markets Authority (“ESMA”) may affect benchmark administrators and their clients. For instance, the ESMA Guidelines on ETFs and other Undertakings for Collective Investment in Transferable Securities (“UCITS”) Issues impose disclosure requirements for indexes used in UCITS funds, such as making index constituents and their respective weightings easily accessible free of charge to investors on a delayed and periodic basis. These requirements could increase the compliance obligations for benchmark administrators, affect the eligibility of certain indexes for use in UCITS funds and influence the demand for specific products.

Globally, the benchmark industry faces heightened scrutiny and potential new regulations. The International Organization of Securities Commissions (IOSCO) has recommended that benchmark administrators voluntarily publicly disclose whether they comply with its principles for financial benchmarks. Other jurisdictions have also indicated they may consider potential benchmark regulation or conduct reviews of the benchmark industry. For instance, regulation is being considered or developed in South Africa. Heightened scrutiny and regulatory attention on benchmarks and index providers from regulators, policymakers, and the media in the EU, U.S., and other regions could result in negative publicity or comments about the role or influence of our company or the index industry, which could harm our reputation and credibility. For example, in the past we have made changes or announced proposed changes to our index methodologies that have triggered media and policymaker attention.
Further, laws, rules or regulations affecting users of our indexes, such as sanctions that prohibit users of our indexes from investing or transacting in markets or securities included in our indexes, can have an indirect impact on our indexes, including their construction and composition.
•ESG Ratings. The EU has adopted a new regulation requiring market participants providing ESG ratings in the EU to become authorized and supervised by ESMA. The regulation becomes effective in July 2026 and imposes requirements relating to governance, conflicts of interest, transparency of methodologies and ongoing supervisory obligations. Certain of our Sustainability and Climate products are expected to be in scope. We may incur significant costs to achieve and maintain authorization, modify our operations or product offerings and comply with ongoing supervisory requirements.
•The UK has adopted separate legislation to regulate ESG ratings providers beginning in June 2028, the requirements of which are still being developed. A number of other jurisdictions, including Japan, Hong Kong SAR, Taiwan, India and Singapore, have completed, or are in the process of developing, legislation or codes of conduct for ESG rating or data providers. Regulation of ESG ratings and data providers could impose significant compliance burdens and costs on our Sustainability and Climate products and services. Furthermore, the potential for inconsistent or conflicting requirements across jurisdictions may create implementation challenges, increase compliance risks and result in inadvertent noncompliance, which could materially impact our operations and reputation.
•Data Privacy and AI. Laws, rules, regulations and standards governing privacy, data collection and AI impact our ability to collect, manage, store, use and otherwise process personal data and other information. We operate across jurisdictions with differing and often conflicting data privacy laws, including extraterritorial requirements, which continue to expand in scope and complexity. Compliance with these laws requires significant resources to ensure data security and regulatory adherence. Furthermore, we frequently have privacy compliance requirements as a result of our contractual obligations with counterparties. Emerging AI regulations, such as the European Union’s Artificial Intelligence Act, impose requirements for transparency, fairness and oversight of AI systems. These regulations may directly affect our operations, including the use of AI in hiring, employee performance monitoring and client-facing applications, by requiring audits, documentation and human oversight. Compliance with evolving AI regulatory frameworks may increase costs, impact our product development, restrict the use of certain applications of AI and expose us to liability for violations of applicable laws, regulations or contracts.
•Advisory Services. Regulators have examined the role of various types of third-party information providers, including index and model providers and proxy advisors, in the asset-management ecosystem. Regulatory or legislative developments that expand or alter the definition of investment advice, proxy advice, or that subject index providers, model providers or ESG ratings providers to fiduciary or adviser-style obligations, could affect our businesses. For instance, in the United States, the SEC has previously sought public comment on the role of index providers and whether they are acting as investment advisers under the Investment Advisers Act. If any of our businesses were deemed to be providing investment advice or otherwise to have fiduciary or adviser-style obligations, this could significantly increase the costs and complexity of our business and potentially conflict with obligations under other regulations.
Our ability to comply with applicable laws and regulations depends on maintaining an effective compliance program, which can be time-consuming and costly, as well as on our ability to attract and retain qualified compliance personnel. In some instances, in connection with the provision of data and services, we have incurred additional costs to implement processes and systems at the request of our clients to ensure their use of our data complies with applicable regulations. U.S. Executive Orders and related agency directives may also indirectly influence client mandates and market accessibility, require rapid adjustments and result in additional compliance obligations for our business. For example, a U.S. Executive Order prohibiting many of our clients from transacting in the securities of certain Chinese companies resulted in our decision to remove these companies from relevant indexes to support our clients’ needs for indexes to be replicable in investment portfolios. To the extent that our clients are subject to increased requirements or regulation, we may be indirectly impacted, leading to lower revenues or higher costs that could reduce the profitability of certain products or services.
Because the financial services industry is highly regulated, we could become subject to other existing or new regulatory frameworks in the jurisdictions where we operate, which could increase our costs and risks, require changes to our products and services, or otherwise impact our business. Additionally, there has been increased attention on and scrutiny of index providers and

ESG ratings and data providers by politicians, regulators, policymakers and the media. This heightened attention may result in new or expanded regulations, investigations or other regulatory actions, which could increase compliance costs, impose operational constraints, or otherwise materially adversely affect our business, financial condition, or results of operations.
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
Intellectual property laws in various jurisdictions are subject to change or varying interpretations at any time and could further restrict our ability to protect our intellectual property rights. The enforceability of intellectual property rights and obligations under our agreements, as well as the availability of remedies in the event of a breach, may vary in the different jurisdictions in which our clients and employees are located. In addition, intellectual property ownership rights, including copyright, of generative and other AI output, are uncertain and have not been fully interpreted by courts or regulations.
There is no guarantee that any intellectual property rights that we may obtain will protect our competitive advantages, nor is there any assurance that our competitors will not infringe upon our rights, including through the use of AI models. Furthermore, our competitors may independently develop and protect products and services that are the same or similar to ours. We may be unable to detect the unauthorized use or disclosure of our intellectual property or confidential information, particularly where such use occurs through AI technologies, or to take the necessary steps to enforce our rights. In addition, our products and services, or third-party products that we provide to our clients, could infringe upon the intellectual property rights of others.
Pursuing intellectual property claims to preserve our intellectual property rights or responding to intellectual property claims, regardless of merit, can be costly, time-consuming, and uncertain. From time to time, we have received, and may continue to receive, third-party claims alleging infringement of their intellectual property rights, which would likely be costly to defend and could require us to pay damages, limit our future use of certain technologies, harm our brand and reputation, increase our costs and prevent us from offering some services or products. We may need to settle such claims on unfavorable terms, pay damages, stop providing or using the affected products or services, undertake workarounds or substantial reengineering of our products or services or enter into royalty or licensing agreements, which may include terms that are not commercially acceptable to us. Our client contracts and distribution agreements frequently require us to indemnify our clients, distributors and other users of our products and services from claims of intellectual property infringement or misappropriation. If any of these risks materialize, they could have a material adverse effect on our business, financial condition or results of operations.
Courts in different jurisdictions have held whether issuers of indexed investment products must obtain a license from the index owner in various scenarios. In some instances, the results have been unfavorable to the index owner. While we believe that we have adequate legal authority and means to protect our index data and intellectual property, such unfavorable rulings or the inability to distinguish unfavorable judicial precedent that a license is not required to issue investment products based on our index data or our related intellectual property rights could have a material adverse effect on our business, financial condition or results of operations. This also might lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media, on a timely basis.
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
Furthermore, the terms of our debt agreements include restrictive covenants that limit, among other things, our and our existing and future subsidiaries’ financial flexibility. If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default that, in some cases, if continuing, could result in the accelerated payment of our debt obligations or the termination of borrowing commitments on the part of the lenders under our revolving credit facility (the “Revolving Credit Facility”) under the Third Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of August 20, 2025, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., in its capacity as syndication agent and the lenders from time to time party thereto, as amended, supplemented, modified or amended and restated from time to time. As of December 31, 2025, there was $300.0 million outstanding under the Revolving Credit Facility.
Any borrowings under the Revolving Credit Facility under our Credit Agreement are primarily based on the Secured Overnight Financing Rate (“SOFR”), and certain factors may impact SOFR, including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of alternative reference rates. These consequences are not entirely predictable and could have an adverse impact on our financing costs and our results of operations. Because we have incurred variable rate indebtedness, and we may incur additional variable rate indebtedness, we are subject to interest rate risk generally, which could cause our debt service obligations to increase significantly. Reference rates used to determine the applicable interest rates for our variable rate debt have risen significantly over the past few years. If interest rates increase, the debt service obligations on such indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
A change in our credit ratings could materially adversely affect our financial condition.
Our credit ratings are not recommendations to buy, sell or hold any of our common stock or outstanding debt. Any rating assigned to our debt is subject to ongoing evaluation by the credit rating agencies and could be lowered or withdrawn entirely at any time by any of the agencies if, in the agency’s judgment, future circumstances relating to the basis of the rating so warrant. Such future circumstances include, but are not limited to, adverse changes to our results of operations, financial condition or cash flows, or revisions to our corporate strategy pertaining to capitalization or leverage. Any such downgrade or withdrawal could adversely affect the amount of capital we can access, as well as the terms of any financing we obtain. In addition, the credit agreement governing our revolving credit facility includes a springing minimum interest coverage ratio, tested only during any period in which we do not maintain specified investment grade credit ratings.
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
Changes in tax laws could negatively impact our overall effective tax rate. Over the last several years, many jurisdictions and intergovernmental organizations have been discussing or are in the process of implementing proposals that may change aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we operate. Changes in tax laws, including the implementation of a 15% global minimum tax under OECD BEPS Pillar 2, uncertainty regarding its application to U.S.-based companies, potential state-level divergence from federal tax legislation in the U.S. and abroad and potential corporate tax rate increases in the U.S. and abroad could materially affect our tax liabilities, effective tax rate and compliance costs. For instance, ongoing global adoption of minimum tax rules may increase our tax burden and operational complexity. In addition, heightened global tax transparency initiatives, such as country-by-country reporting and new FASB disclosure requirements, could increase tax controversy activity and investor scrutiny, further increasing our compliance costs and risks. Additionally, digital services taxes adopted or proposed in several countries could, if applicable to us, increase our tax obligations or compliance costs.
We are regularly under audit by tax authorities. From time to time, we also face proceedings, investigations or inquiries related to tax matters. The ultimate outcomes of these matters are uncertain and may involve litigation, administrative appeals or negotiated settlements. We may be subject to additional tax liabilities, as the jurisdictions in which we do business globally are increasingly focused on digital taxes and the treatment of remote workforces. Enhanced tax-authority resources and global transparency measures have increased the frequency and scope of tax audits and disputes involving multinationals, which could result in additional tax liabilities, interest and penalties, as well as additional compliance burdens. Although we believe that our tax provisions are reasonable, there can be no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. To the extent we are required to pay amounts in excess of our reserves, such differences could have a material adverse effect on our Consolidated Statement of Income for a particular future period. In addition, an unfavorable resolution of one or more significant tax disputes could require use of our cash and result in an increase in our effective tax rate in the period in which such resolution occurs and may have a material impact on our financial results.
General Risks
Our business performance might not be sufficient for us to meet the full-year financial guidance or long-term targets that we provide publicly. Failure to meet our financial guidance or long-term targets could have a material adverse effect on our business, financial condition or results of operations.
We provide certain full-year financial guidance and long-term targets to the public based upon our assumptions regarding our expected financial performance, which depend on numerous factors, including market conditions, client demand and the successful execution of our business strategy, that may not always prove to be accurate and may vary from actual results. In addition, uncertainty regarding macroeconomic factors such as inflation, interest rates, tariffs and trade policy, currency fluctuations or geopolitical instability could impact our ability to forecast our expected financial performance. Our ability to forecast financial performance may also be impacted by delays in product launches, slower-than-expected client adoption of our products and services or greater-than-anticipated cancellations.
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
Additionally, macroeconomic conditions such as inflation, interest rates, tariffs and currency fluctuations may increase our operating costs and create uncertainty for our clients, placing downward pressure on their budgets and reducing demand for our products and services. Prolonged sales cycles or shifts in client priorities, including consolidation, restructuring or changes in investment strategies, may lead to lower client retention. Evolving market dynamics, including increased competition or slower adoption of new offerings, may further challenge our ability to meet growth expectations.
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
We may be exposed to liabilities as a result of failure to comply with laws and regulations relating to our global presence and operations, including anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.
We are subject to complex laws and regulations that are applicable to our global presence and operations, such as laws and regulations governing economic and trade sanctions, embargoes, anti-boycott restrictions and anti-corruption and other similar laws and regulations as well as export controls and anti-money-laundering and counter-terrorist-financing laws. Any determination that we have violated these laws or regulations could have a material adverse effect on our business, financial condition or results of operations. We conduct business in countries and regions that in some cases are generally recognized as potentially corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and the UK Bribery Act 2010.
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
In the past, we have completed a number of acquisitions and investments. A prolonged or severe period of weakness in the business environment, financial markets, the performance of one or more of our recently acquired companies or reporting units or our common stock price, or a significant deviation from management’s assumptions, could result in impairments of goodwill or intangible assets. Such impairments could materially adversely affect our results of operations and financial position. In addition, if we are not successful in achieving anticipated revenue opportunities or operating efficiencies associated with acquisitions, our goodwill and intangible assets may become impaired.
If we fail to attract, develop or retain the necessary talent, including through our compensation programs, our business, financial condition or results of operations could be materially adversely affected.
Our success depends on the knowledge, skills, experience and abilities of our employees, particularly our executives and other key personnel. Although we do not believe that we are overly dependent upon any individual employee, the loss of any of our key employees and our inability to replace them with suitable candidates quickly or at all, as well as any negative market perception resulting from such loss, could have a material adverse effect on our business, financial condition or results of operations. In addition, leadership transitions, including planned retirements, appointments and reorganizations of our senior leadership team, involve inherent risk and can be disruptive. Such transition periods may result in the loss of personnel with deep institutional or technical knowledge, may temporarily diminish management capacity and may adversely affect stakeholder confidence.
We compete for talent across industries, including technology, engineering and financial services companies, and there is a limited pool of employees who have the skills and training needed to do our work, including with expertise in emerging technologies, such as AI. Competition for these employees is intense, and turnover may impact our objectives and place strain on our human resources teams. The emergence and adoption of AI technologies have also required and will continue to require upskilling and additional training of our employees, making retention and training increasingly important. We may not be able to attract highly qualified employees or to develop and retain similar highly qualified employees in the future.
Rising compensation expenses could also adversely affect our ability to attract and retain high-quality employees. Competitors may offer more favorable working conditions or more attractive compensation packages. If our compensation programs do not adequately engage our key employees or are not competitive, or if we fail to attract, engage and retain the necessary qualified employees, the quality of our products and services as well as our ability to support and retain our clients and achieve business objectives may suffer.
We cannot provide any guarantee that we will continue to repurchase shares of our common stock pursuant to our share repurchase program.
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

Item 1C.     Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the importance of identifying, assessing and managing material cybersecurity risks, including, among other things, damage to our operations; intellectual property theft; fraud; extortion; violation of data privacy or cybersecurity laws; legal and regulatory actions; and reputational damage. We have an enterprise-wide information security program designed to secure our technology infrastructure, networks, data, products and services, and we have implemented several processes, technologies and controls to aid in our efforts to identify, assess and manage related risks. Our Chief Information Security Officer (“CISO”) manages this program, in collaboration with our business and corporate teams.
Cybersecurity risks are integrated into our enterprise risk management (“ERM”) program, which evaluates cybersecurity risks alongside other company risks as part of a quarterly and ongoing process designed to identify, assess and manage risk exposures over the short-, intermediate- and long-term. In addition, our management-level Information and Technology Risk Oversight Committee (“ITROC”), led by our CISO, and including senior leaders such as our COO, CFO and General Counsel, provides oversight relating to cybersecurity and technology-related risks that may present significant impacts to our operations, clients, reputation and financial position, and the considerations of the ITROC are fully incorporated into our overall ERM framework. Our CISO also provides updates to our Disclosure Committee on material cybersecurity incidents.
We also have cybersecurity-specific policies, standards and procedures, and our cybersecurity program aligns with industry standards, including the U.S. National Institute of Standards and Technology (“NIST”) cybersecurity framework and International Organization for Standardization (“ISO”) information security standard. Our information security management system has achieved ISO 27001:2022 certification. To help ensure the resilience of critical data and systems, maintain regulatory compliance, manage material cybersecurity risks, and protect against, detect and respond to cybersecurity incidents, we regularly undertake the following activities:
•24x7x365 security operations monitoring of our systems, networks and services to detect and act on weaknesses and potential intrusions;
•Regular internal and external security audits and penetration tests;
•Assessment of new products and services to identify potential security vulnerabilities before release;
•Regular network and endpoint monitoring;
•Periodic red- and purple-team assessments;
•Business resiliency planning with IT disaster recovery and business continuity testing;
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

•A cross-functional approach to addressing cybersecurity risk, with participation from Technology, Operations, Risk, Finance, Legal, Compliance, Privacy and Internal Audit functions; and
•Cybersecurity risk insurance to provide protection against potential losses arising from a cybersecurity incident.
Our IT risk program also includes an incident response plan for how we detect, respond to and recover from cybersecurity incidents, including processes designed to triage, assess severity, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our brand and reputation. We periodically conduct cross‑functional tabletop exercises, and lessons learned are incorporated into our playbooks and controls.
As part of the above processes, we regularly engage with assessors, consultants, auditors and other third parties, including by annually having a third-party review our cybersecurity program to help identify areas for continued focus, improvement and compliance.
Our processes also address cybersecurity risks associated with our use of third-party service providers, including those in our supply chain or who have access to our client or employee data or our systems. Cybersecurity considerations affect the selection and oversight of our third-party service providers. Although we perform diligence on third parties and monitor cybersecurity risks identified through such diligence, we cannot guarantee that we can prevent or mitigate the risk of any compromise or failure in the information systems, software, networks and other assets owned or controlled by third parties.
In the last three fiscal years and based on information known to date, we have not identified any material cybersecurity incidents and have not identified any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, and the expenses we have incurred from any cybersecurity incidents over the last three fiscal years were immaterial. Furthermore, we have not been penalized or paid any amount under an information security breach settlement in the last three fiscal years. There can be no guarantee that we will not experience such an incident or incur such expenses in the future. For more information on our cybersecurity risks, see “Technology Risks” included as part of our risk factor disclosures in Item 1A of this Annual Report on Form 10-K.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors (“Board”) and management.
The Audit and Risk Committee (the “Audit Committee”) of our Board is responsible for the oversight of risks from cybersecurity threats. On a quarterly basis, our CISO updates the Audit Committee on the Company’s IT security program, including an overview of risks and trends, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and cybersecurity threat developments, as well as the steps management has taken to respond to these topics. This quarterly update is also made available to the full Board, and the Chair of the Audit Committee informs the Board of any key updates during quarterly reports to the Board. Material cybersecurity risks are also considered during Board and Audit Committee discussions of matters such as enterprise risk management, operational and strategic planning, business continuity planning, mergers and acquisitions, reputation management and other relevant matters. The Board periodically conducts education sessions on cybersecurity trends and risks.
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

Item 2.    Properties
As of December 31, 2025, our principal offices consisted of the following leased properties:

Location	Square Feet		Expiration Date
New York, New York	125,811	(1)	February 28, 2033
Budapest, Hungary	70,833	(2)	February 28, 2029
Mumbai, India	63,143		July 31, 2032
Monterrey, Mexico	56,213		October 31, 2028
London, England	30,519		December 25, 2026
Pune, India	24,434		February 28, 2029
Manila, Philippines	20,904		February 28, 2027
Stellenbosch, South Africa	18,611		September 30, 2031
Coimbatore, India	17,960		August 27, 2026
Sofia, Bulgaria	11,582		October 14, 2027
________________
(1)As of December 31, 2025, 41,759 square feet of this location have been subleased.
(2)As of December 31, 2025, 17,059 square feet of this location have been subleased.
As of December 31, 2025, we had more than 30 leased and occupied locations of which the principal offices are listed above. We believe that our properties are in good operating condition and adequately serve our current business operations. With respect to leased properties scheduled to expire in the near term, we expect to continue to maintain an office presence in those locations through renewals, replacement leases, or other suitable arrangements. We anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “MSCI.” As of January 30, 2026, there were 292 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of beneficial holders, we are unable to estimate the total number of shareholders represented by these shareholders of record.
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
The following table provides information with respect to purchases made by or on behalf of the Company of its shares of common stock during the quarter ended December 31, 2025.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(3)
October 1, 2025-October 31, 2025	93,293	$576.36	92,324	$2,970
November 1, 2025-November 30, 2025	732,740	$567.75	732,729	$2,554
December 1, 2025-December 31, 2025	794,111	$550.36	794,111	$2,117
Total	1,620,144	$559.72	1,619,164	$2,117
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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in the year ended December 31, 2025.
Use of Proceeds from Sale of Registered Securities
None.

FIVE-YEAR STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total shareholders’ return on our common stock, the Standard & Poor’s 500 Stock Index and the MSCI USA Financials Index since December 31, 2020 assuming an investment of $100 at the closing price on December 31, 2020. In calculating total annual shareholders’ return, reinvestment of dividends, if any, is assumed. The indexes are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indexes are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$300.00
$200.00
$100.00
$0.00
Cumulative Total Shareholders' Return
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
MSCI Inc.
S&P 500
MSCI USA Financials

Total Investment Value

	Years Ended
	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
MSCI Inc.	$100	$138	$106	$130	$140	$135
S&P 500	$100	$129	$105	$133	$166	$196
MSCI USA Financials Index	$100	$136	$119	$137	$180	$208

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is a discussion and analysis of the financial condition and results of the operations of MSCI Inc. and its consolidated subsidiaries for the year ended December 31, 2025. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The discussion summarizing the significant factors affecting the results of operations and financial condition of MSCI for the year ended December 31, 2024 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which was filed with the Securities and Exchange Commission on February 7, 2025.
Overview
Our research-based data, analytics and indexes, supported by advanced technology, set standards for global investors and help our clients understand risks and opportunities, make better investment decisions and unlock innovation. The Company has five operating segments: Index, Analytics, Sustainability and Climate, Real Assets and Private Capital Solutions, which are presented as the following three reportable segments: Index, Analytics, and Sustainability and Climate. For reporting purposes, the Real Assets and Private Capital Solutions operating segments are combined and presented as All Other – Private Assets, as they did not meet the required thresholds for separate reportable segment disclosure.
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
Our principal business model is generally to license annual, recurring subscriptions for the majority of our products and services for a fee due in advance of the service period. A portion of our fees comes from clients who use our indexes as the basis for index-linked investment products. Such fees are primarily based on a client’s assets under management (“AUM”), trading volumes and fee levels.
In the first quarter of 2025, we renamed our “ESG and Climate” operating and reportable segment to “Sustainability and Climate” to reflect the breadth of our product offerings. There were no changes to the composition of our reportable segments or information reviewed by the chief operating decision maker and no impact on our historical segment operating results.
Current Trends Affecting MSCI
Trends in Sustainability and Climate Investment Strategies
We believe sustainability and climate risks are investment risks that significantly impact many investment decisions and corporate strategies. In Europe, disclosure requirements continue to drive demand for sustainability and climate tools to meet both regulatory and investor expectations. In the United States, political debate has led to some scrutiny of the use of sustainability and climate considerations in investment and risk management decisions.
The Company’s growth in this space depends on rising global demand for sustainability and climate solutions, which may be influenced by potential regulatory uncertainty or political opposition in certain markets. While some markets may face greater near-term challenges and uncertainty, we believe the long-term shift toward integrating financially material sustainability and climate factors into investment and risk management processes will support continued adoption of our sustainability and climate tools.
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
Other Expense (Income), Net
Other expense (income), net consists primarily of interest we pay on our outstanding indebtedness, including losses on early extinguishment of debt, gains and losses associated with equity method and other minority investments, foreign currency exchange rate gains and losses, interest we collect on cash and short-term investments, as well as other non-operating income and expense items that may arise from time to time.
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
Goodwill
We recognize goodwill in business combination transactions when the purchase price exceeds the fair value of the acquired net tangible and separately identifiable intangible assets. We test goodwill for impairment annually on July 1 or when interim triggers arise. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test; however, on a periodic basis, we may elect to bypass the qualitative assessment and proceed directly to the quantitative test. During the year ended December 31, 2025, the Company has selected to bypass the optional qualitative assessment for the Real Assets and Private Capital Solutions (“PCS”) reporting units. This decision was based on the relatively low excess of fair value over carrying value observed in the prior year’s analysis. Therefore, a quantitative goodwill impairment test was performed for both Real Assets and PCS. For the Index, Analytics, and Sustainability and Climate reporting units, the company performed a qualitative assessment. The quantitative test for impairment used an equal weighting of the income approach and the market approach to estimate the fair value of the Real Assets and PCS reporting units.
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
We completed our annual goodwill impairment test as of July 1, 2025 on our Index, Analytics, Sustainability and Climate, Real Assets and Private Capital Solutions reporting units, which are also our operating segments. At December 31, 2025, the carrying value of goodwill within the Real Assets and Private Capital Solutions reporting units were $691 million and $618 million, respectively. As of July 1, 2025, the fair value of the Real Assets and Private Capital Solutions reporting units exceeded their carrying values by approximately 39% and 15%, respectively. If we experience a prolonged or severe period of weakness in the business environment, financial markets, the performance of one or more of our recently acquired companies or reporting units, or our common stock price, or if economic conditions differ significantly from management’s assumptions, our goodwill could be impaired in the future, which may be material to our results of operations and financial position.
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
Once it is determined that an impairment review is necessary, recoverability is determined based on comparing the carrying amount of the asset group to the estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future undiscounted cash flows, the asset grouping is considered to be impaired. Measurement of impairment for intangible assets is based on the amount the carrying value exceeds the fair value of the asset, which is based on estimated discounted future cash flows. Estimated undiscounted and discounted cash flows used in the determination and calculation of impairments represent management forecasts and require significant management judgment. While management believes that its forecasts are reasonable, differences between forecasts and actual experience could materially affect the valuations. There were no events or changes in circumstances that would indicate that the carrying value of the definite-lived intangible assets may not be recoverable during the years presented.
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
The following table presents operating revenues by type for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Operating revenues:
Index
Recurring subscriptions	$957,897	$882,367	8.6%
Asset-based fees	770,670	657,501	17.2%
Non-recurring	58,241	56,277	3.5%
Index total	1,786,808	1,596,145	11.9%

Analytics
Recurring subscriptions	697,488	658,610	5.9%
Non-recurring	16,909	16,479	2.6%
Analytics total	714,397	675,089	5.8%

Sustainability and Climate
Recurring subscriptions	346,401	318,835	8.6%
Non-recurring	7,514	7,766	(3.2%)
Sustainability and Climate total	353,915	326,601	8.4%

All Other – Private Assets
Recurring subscriptions	276,918	254,633	8.8%
Non-recurring	2,421	3,660	(33.9%)
All Other – Private Assets total	279,339	258,293	8.1%

Recurring subscriptions	2,278,704	2,114,445	7.8%
Asset-based fees	770,670	657,501	17.2%
Non-recurring	85,085	84,182	1.1%
Total operating revenues	$3,134,459	$2,856,128	9.7%
Total operating revenues increased 9.7% for the year ended December 31, 2025. The $278.3 million increase was driven by $164.3 million in higher recurring subscription revenues, $113.2 million in higher asset-based fees and a $0.9 million increase in non-recurring revenues. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 9.3%.
Refer to the section titled “Segment Results” that follows for further discussion of segment revenues.
Operating Expenses
Total operating expenses increased 7.0% for the year ended December 31, 2025. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 6.7%.

The following table presents operating expenses by activity category for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Operating expenses:
Cost of revenues	$550,366	$514,382	7.0%
Selling and marketing	319,829	291,220	9.8%
Research and development	177,596	158,653	11.9%
General and administrative	180,216	182,340	(1.2%)
Amortization of intangible assets	169,480	164,037	3.3%
Depreciation and amortization of property, equipment and leasehold improvements	23,405	16,978	37.9%
Total operating expenses	$1,420,892	$1,327,610	7.0%
Cost of Revenues
Cost of revenues increased 7.0% for the year ended December 31, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs and higher severance costs, as well as increases in non-compensation costs reflecting higher information technology and market data costs.
Selling and Marketing
Selling and marketing expenses increased 9.8% for the year ended December 31, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs.
Research and Development
R&D expenses increased 11.9% for the year ended December 31, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs, partially offset by increased capitalization of costs related to internally developed software projects. The increase was also driven by increases in non-compensation costs reflecting higher information technology costs.
General and Administrative
G&A expenses decreased 1.2% for the year ended December 31, 2025, primarily driven by decreases in non-compensation costs reflecting lower transaction costs, partially offset by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs.
The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Compensation and benefits	$889,041	$822,789	8.1%
Non-compensation expenses	338,966	323,806	4.7%
Amortization of intangible assets	169,480	164,037	3.3%
Depreciation and amortization of property, equipment and leasehold improvements	23,405	16,978	37.9%
Total operating expenses	$1,420,892	$1,327,610	7.0%
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
We had 6,268 employees as of December 31, 2025 compared to 6,132 employees as of December 31, 2024, reflecting a 2.2% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of December 31, 2025, 71% of our employees were located in emerging market centers compared to 69% as of December 31, 2024.
Compensation and benefits costs increased 8.1% for the year ended December 31, 2025, primarily driven by increased headcount costs and higher severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, compensation and benefits costs would have increased by 7.7%.
Non-compensation expenses increased 4.7% for the year ended December 31, 2025, primarily driven by higher information technology and market data costs, partially offset by lower transaction costs. Adjusting for the impact of foreign currency exchange rate fluctuations non-compensation expenses would have increased by 4.4%.
Amortization of Intangible Assets
Amortization of intangible assets expense increased 3.3% for the year ended December 31, 2025, primarily driven by higher amortization of internally developed software, partially offset by certain intangible assets becoming fully amortized during the period.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements increased 37.9% for the year ended December 31, 2025, primarily driven by higher depreciation on computer and related equipment.
Total Other Expense (Income), Net
The following table shows our other expense (income), net for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Interest income	$(16,012)	$(21,277)	(24.7%)
Interest expense	209,889	185,500	13.1%
Other expense (income)	25,434	8,127	213.0%
Total other expense (income), net	$219,311	$172,350	27.2%
Total other expense (income), net increased 27.2% for the year ended December 31, 2025, primarily driven by higher interest expenses reflecting higher debt levels and an $11.8 million loss resulting from the full write-off of the investment in a minority investee.
Income Taxes
The effective tax rate for the years ended December 31, 2025 and 2024 was 19.5% and 18.2%, respectively. The increase in the effective tax rate in 2025 was driven by $38 million of expense recognized in connection with a multi-phase internal legal entity restructuring that commenced in the period and was completed subsequent to year end.
Net Income
The following table shows our net income for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Net income	$1,202,305	$1,109,128	8.4%

As a result of the factors described above, net income increased 8.4% for the year ended December 31, 2025.
Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares and common shares outstanding for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	% Change
Weighted average shares outstanding:
Basic	76,504	78,710	(2.8%)
Diluted	76,636	78,960	(2.9%)
The following table shows our common shares outstanding for the periods indicated:

	As of		% Change
(in thousands)	December 31, 2025	December 31, 2024
Common shares outstanding	73,563	77,745	(5.4%)
The decrease in weighted average shares and common shares outstanding primarily reflects the impact of share repurchases made pursuant to the Company’s stock repurchase program, partially offset by the vesting of certain stock-based awards.
Adjusted EBITDA
The following table presents non-GAAP Adjusted EBITDA, Adjusted EBITDA expenses and Adjusted EBITDA margin for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Operating revenues:	$3,134,459	$2,856,128	9.7%
Adjusted EBITDA expenses	1,228,007	1,139,644	7.8%
Adjusted EBITDA	$1,906,452	$1,716,484	11.1%
Operating margin %	54.7%	53.5%
Adjusted EBITDA margin %	60.8%	60.1%
The increase in Adjusted EBITDA reflects growth in operating revenues as compared to Adjusted EBITDA expenses, driven by the factors previously described.

Reconciliation of Net Income to Adjusted EBITDA and Operating Expenses to Adjusted EBITDA Expenses
The following table presents the reconciliation of net income to Adjusted EBITDA for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Net income	$1,202,305	$1,109,128	8.4%
Provision for income taxes	291,951	247,040	18.2%
Other expense (income), net	219,311	172,350	27.2%
Operating income	1,713,567	1,528,518	12.1%
Amortization of intangible assets	169,480	164,037	3.3%
Depreciation and amortization of property, equipment and leasehold improvements	23,405	16,978	37.9%
Acquisition-related integration and transaction costs (1)	—	6,951	(100.0%)
Consolidated Adjusted EBITDA	$1,906,452	$1,716,484	11.1%

Index Adjusted EBITDA	1,366,008	1,222,054	11.8%
Analytics Adjusted EBITDA	342,530	328,295	4.3%
Sustainability and Climate Adjusted EBITDA	128,477	104,708	22.7%
All Other – Private Assets Adjusted EBITDA	69,437	61,427	13.0%
Consolidated Adjusted EBITDA	$1,906,452	$1,716,484	11.1%
________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.
The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Total operating expenses	$1,420,892	$1,327,610	7.0%
Amortization of intangible assets	169,480	164,037	3.3%
Depreciation and amortization of property, equipment and leasehold improvements	23,405	16,978	37.9%
Acquisition-related integration and transaction costs(1)	—	6,951	(100.0%)
Consolidated Adjusted EBITDA expenses	$1,228,007	$1,139,644	7.8%

Index Adjusted EBITDA expenses	420,800	374,091	12.5%
Analytics Adjusted EBITDA expenses	371,867	346,794	7.2%
Sustainability and Climate Adjusted EBITDA expenses	225,438	221,893	1.6%
All Other – Private Assets Adjusted EBITDA expenses	209,902	196,866	6.6%
Consolidated Adjusted EBITDA expenses	$1,228,007	$1,139,644	7.8%
________________
(1)Represents transaction expenses and other costs directly related to the acquisition and integration of acquired businesses, including professional fees, severance expenses, regulatory filing fees and other costs, in each case that are incurred no later than 12 months after the close of the relevant acquisition.
Segment Results
The results for each of our three reportable segments and All Other – Private Assets for the years ended December 31, 2025, and 2024 are presented below:

Index Segment
The following table presents the results for the Index segment for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Operating revenues:
Recurring subscriptions	$957,897	$882,367	8.6%
Asset-based fees	770,670	657,501	17.2%
Non-recurring	58,241	56,277	3.5%
Operating revenues total	1,786,808	1,596,145	11.9%
Adjusted EBITDA expenses	420,800	374,091	12.5%
Adjusted EBITDA	$1,366,008	$1,222,054	11.8%
Adjusted EBITDA margin %	76.4%	76.6%
Index operating revenues increased 11.9% for the year ended December 31, 2025, driven by growth from asset-based fees as well as recurring subscriptions. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment operating revenues would have increased 11.9%.
Operating revenues from recurring subscriptions increased 8.6% for the year ended December 31, 2025, primarily driven by growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 17.2% for the year ended December 31, 2025, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes increased by 21.5% and 12.4%, respectively, primarily driven by increases in average AUM, partially offset by a decrease in average basis points.
The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2024				2025
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
AUM in ETFs linked to MSCI equity indexes(1) (2)	$1,582.6	$1,631.9	$1,761.8	$1,724.7	$1,783.1	$2,024.6	$2,211.0	$2,340.7
Sequential Change in Value
Market Appreciation/(Depreciation)	$92.8	$21.2	$111.3	$(85.3)	$16.4	$193.0	$140.0	$62.8
Cash Inflows/(Outflows)	20.9	28.1	18.6	48.2	42.0	48.5	46.4	66.9
Total Change	$113.7	$49.3	$129.9	$(37.1)	$58.4	$241.5	$186.4	$129.7
The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	Year-to-Date Average
	2024				2025
(in billions)	March	June	September	December	March	June	September	December
AUM in ETFs linked to MSCI equity indexes(1) (2)	$1,508.8	$1,549.7	$1,592.1	$1,632.9	$1,793.7	$1,831.2	$1,923.6	$2,011.3
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
For the year ended December 31, 2025, the average value of AUM in ETFs linked to MSCI equity indexes was up $378.4 billion, or 23.2%.
Index segment Adjusted EBITDA expenses increased 12.5% for the year ended December 31, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. The increase was also driven by non-compensation expenses reflecting higher information technology costs and professional fees. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased 12.2%.
Analytics Segment
The following table presents the results for the Analytics segment for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Operating revenues:
Recurring subscriptions	$697,488	$658,610	5.9%
Non-recurring	16,909	16,479	2.6%
Operating revenues total	714,397	675,089	5.8%
Adjusted EBITDA expenses	371,867	346,794	7.2%
Adjusted EBITDA	$342,530	$328,295	4.3%
Adjusted EBITDA margin %	47.9%	48.6%
Analytics operating revenues increased 5.8% for the year ended December 31, 2025, primarily driven by growth from recurring subscriptions related to both Equity and Multi-Asset Class Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 5.7%.
Analytics segment Adjusted EBITDA expenses increased 7.2% for the year ended December 31, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 7.1%.
Sustainability and Climate Segment
The following table presents the results for the Sustainability and Climate segment for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Operating revenues:
Recurring subscriptions	$346,401	$318,835	8.6%
Non-recurring	7,514	7,766	(3.2%)
Operating revenues total	353,915	326,601	8.4%
Adjusted EBITDA expenses	225,438	221,893	1.6%
Adjusted EBITDA	$128,477	$104,708	22.7%
Adjusted EBITDA margin %	36.3%	32.1%
Sustainability and Climate operating revenues increased 8.4% for the year ended December 31, 2025, primarily driven by growth from recurring subscriptions related to Ratings and Climate products, with growth primarily attributable to EMEA. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate operating revenues would have increased 6.0%.
Sustainability and Climate segment Adjusted EBITDA expenses increased 1.6% for the year ended December 31, 2025, primarily driven by non-compensation expenses reflecting higher information technology costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate segment Adjusted EBITDA expenses would have increased 1.2%.

All Other – Private Assets
The following table presents the results for All Other – Private Assets for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Operating revenues:
Recurring subscriptions	$276,918	$254,633	8.8%
Non-recurring	2,421	3,660	(33.9%)
Operating revenues total	279,339	258,293	8.1%
Adjusted EBITDA expenses	209,902	196,866	6.6%
Adjusted EBITDA	$69,437	$61,427	13.0%
Adjusted EBITDA margin %	24.9%	23.8%
All Other – Private Assets operating revenues increased 8.1% for the year ended December 31, 2025, primarily driven by growth from recurring subscriptions in Private Capital Solutions related to Private Capital Intel, Total Plan Manager and Private Capital Portfolio Management products, as well as growth from recurring subscription in Real Assets related to Index Intel and Portfolio Performance Insights products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 7.1%.
All Other – Private Assets Adjusted EBITDA expenses increased 6.6% for the year ended December 31, 2025, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs as well as higher severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets Adjusted EBITDA expenses would have increased 5.9%.
Operating Metrics
A substantial portion of MSCI’s operating revenues is derived from recurring subscriptions or licenses for products and services that are ongoing in nature and provided over contractually agreed periods, which are subject to renewal or cancellation upon the expiration of the then-current term. In addition, we generate non-recurring revenues from one-time sales and other transactions or services that are discrete in nature or that have a defined life. The operating metrics defined below help management assess the stability and growth of this recurring-revenue base and track non-recurring revenues. There have been no changes to the methodologies used to compute these metrics compared with prior years.
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

The following table presents Run Rates as of the dates indicated and the growth percentages over the years indicated:

	As of
(in thousands)	December 31, 2025	December 31, 2024	Run Rate Growth %	Organic Run Rate Growth %
Index:
Recurring subscriptions	$1,021,651	$934,251	9.4%	9.3%
Asset-based fees	852,464	678,599	25.6%	25.6%
Index total	1,874,115	1,612,850	16.2%	16.2%

Analytics	757,366	698,377	8.4%	7.0%

Sustainability and Climate	378,102	343,741	10.0%	4.9%

All Other – Private Assets	291,993	266,719	9.5%	7.4%

Total Run Rate	$3,301,576	$2,921,687	13.0%	11.9%

Recurring subscriptions total	$2,449,112	$2,243,088	9.2%	7.7%
Asset-based fees	852,464	678,599	25.6%	25.6%
Total Run Rate	$3,301,576	$2,921,687	13.0%	11.9%
Total Run Rate increased 13.0% for the year ended December 31, 2025, driven by a 9.2% increase from recurring subscriptions, primarily driven by increases in the asset manager, banks and broker-dealer, asset owner and hedge fund client segments, as well as a 25.6% increase from asset-based fees.
Run Rate from Index recurring subscriptions increased 9.4% for the year ended December 31, 2025, primarily driven by growth from market cap-weighted and custom Index products. The increase reflected growth across all regions and client segments.
Run Rate from Index asset-based fees increased 25.6% for the year ended December 31, 2025, primarily driven by higher AUM in ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes.
Run Rate from Analytics products increased 8.4% for the year ended December 31, 2025, driven by growth in both Multi-Asset Class and Equity Analytics products, reflecting growth across all regions and client segments.
Run Rate from Sustainability and Climate products increased 10.0% for the year ended December 31, 2025, primarily driven by growth in Ratings and Climate products, with growth primarily attributable to EMEA. The increase was primarily driven by growth in the asset manager, insurance and wealth manager client segments.
Run Rate from All Other – Private Assets increased 9.5% for the year ended December 31, 2025, primarily driven by growth from Private Capital Solutions related to Total Plan Manager, Private Capital Transparency Data and Private Capital Intel products, and reflected growth across all regions. The increase was primarily driven by growth in asset owner and asset manager client segments.
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
New recurring subscription sales represent the annualized value of additional client commitments entered into during the period, such as new Client Contracts, expansions of existing Client Contracts or price increases, that contribute to Run Rate.

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

The following table presents our recurring subscription sales, cancellations and non-recurring sales for the years indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Index
New recurring subscription sales	$126,698	$118,191	7.2%
Subscription cancellations	(38,279)	(45,730)	(16.3%)
Net new recurring subscription sales	$88,419	$72,461	22.0%
Non-recurring sales	$66,022	$62,840	5.1%
Total gross sales	$192,720	$181,031	6.5%
Total Index net sales	$154,441	$135,301	14.1%

Analytics
New recurring subscription sales	$88,651	$82,419	7.6%
Subscription cancellations	(39,787)	(39,106)	1.7%
Net new recurring subscription sales	$48,864	$43,313	12.8%
Non-recurring sales	$16,619	$16,368	1.5%
Total gross sales	$105,270	$98,787	6.6%
Total Analytics net sales	$65,483	$59,681	9.7%

Sustainability and Climate
New recurring subscription sales	$40,186	$55,397	(27.5%)
Subscription cancellations	(23,301)	(22,989)	1.4%
Net new recurring subscription sales	$16,885	$32,408	(47.9%)
Non-recurring sales	$5,016	$9,015	(44.4%)
Total gross sales	$45,202	$64,412	(29.8%)
Total Sustainability and Climate net sales	$21,901	$41,423	(47.1%)

All Other – Private Assets
New recurring subscription sales	$42,772	$40,758	4.9%
Subscription cancellations	(23,141)	(23,685)	(2.3%)
Net new recurring subscription sales	$19,631	$17,073	15.0%
Non-recurring sales	$4,304	$3,878	11.0%
Total gross sales	$47,076	$44,636	5.5%
Total All Other – Private Assets net sales	$23,935	$20,951	14.2%

Consolidated
New recurring subscription sales	$298,307	$296,765	0.5%
Subscription cancellations	(124,508)	(131,510)	(5.3%)
Net new recurring subscription sales	$173,799	$165,255	5.2%
Non-recurring sales	$91,961	$92,101	(0.2%)
Total gross sales	$390,268	$388,866	0.4%
Total net sales	$265,760	$257,356	3.3%

Retention Rate
The following table presents our Retention Rate for the periods indicated:

	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
2025
Three Months Ended March 31,	96.5%	95.5%	94.5%	91.5%	95.3%
Three Months Ended June 30,	96.0%	93.7%	93.8%	91.2%	94.4%
Three Months Ended September 30,	95.8%	94.4%	93.6%	93.3%	94.7%
Three Months Ended December 31,	95.3%	93.7%	91.0%	89.2%	93.4%
Year Ended December 31,	95.9%	94.3%	93.2%	91.3%	94.4%
2024
Three Months Ended March 31,	93.2%	93.5%	90.8%	92.2%	92.8%
Three Months Ended June 30,	95.2%	95.8%	94.3%	91.2%	94.8%
Three Months Ended September 30,	95.4%	93.8%	93.0%	92.7%	94.2%
Three Months Ended December 31,	95.0%	93.3%	93.1%	86.4%	93.1%
Year Ended December 31,	94.7%	94.1%	92.8%	90.6%	93.7%
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
For example, in the fourth quarter of 2025, we recorded cancellations of $36.9 million. To derive the Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $36.9 million to derive $147.6 million of annualized cancellations. This $147.6 million was then divided by the $2,243.1 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 6.6%. The 6.6% was then subtracted from 100.0% to derive a Retention Rate of 93.4% for the fourth quarter.
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
For the year ended December 31, 2025, 29.6% of our cancellations occurred in the fourth quarter. In our product lines, Retention Rate is generally higher during the first three quarters and lower in the fourth quarter, as the fourth quarter is traditionally the largest renewal period in the year.

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
Senior Notes and Credit Agreement
As of December 31, 2025, we had an aggregate of $6.0 billion in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of December 31, 2025 an aggregate of $0.3 billion in outstanding borrowings under the Revolving Credit Facility. See Note 6, “Debt,” of the Notes to Consolidated Financial Statements included herein for additional information on our outstanding Senior Notes and Revolving Credit Facility.
2025 Issuances and Amendments
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
On August 20, 2025, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) amending and restating in its entirety the Company’s prior Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The Credit Agreement increased the aggregate revolving commitments to $1.6 billion (from $1.25 billion under the Prior Credit Agreement) under a revolving credit facility (the “Revolving Credit Facility”), and extends the availability period until August 20, 2030. Obligations under the Credit Agreement are unsecured senior obligations of the Company.
On November 6, 2025, we issued $500 million aggregate principal amount of 5.15% Senior Unsecured Notes due 2036 (the “2036 Senior Notes”) in a registered public offering. The 2036 Senior Notes mature on March 15, 2036. At any time prior to December 15, 2035, we may redeem all or part of the 2036 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, thereon to, but not including, the redemption date. On or after December 15, 2035, the 2036 Senior Notes are redeemable at 100% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date.
Covenants
The indentures governing our Senior Notes (the “Indentures”) and the Credit Agreement contain covenants that limit our and our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets, and that limit the ability of our subsidiaries to incur certain indebtedness.
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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for four fiscal quarters following a material acquisition) and (2) during any Non-Investment Grade Covenant Period (as defined in the Credit Agreement), the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 3.00:1.00. As of December 31, 2025, our Consolidated Leverage Ratio was 2.97.
As of December 31, 2025, all of the Company’s subsidiaries were non-guarantor subsidiaries under the Indentures (“non-guarantor subsidiaries”). The non-guarantor subsidiaries accounted for approximately $2,455.7 million, or 78.3%, of our total revenue for the trailing 12 months ended December 31, 2025, approximately $1,019.5 million, or 59.5%, of our consolidated operating income for the trailing 12 months ended December 31, 2025, and approximately $4,964.6 million, or 87.1%, of our consolidated total assets (excluding intercompany assets) and $1,669.6 million, or 20.0%, of our consolidated total liabilities, in each case as of December 31, 2025.
Share Repurchases
In 2025, our Board of Directors approved a stock repurchase program for the purchase of shares of the Company’s common stock in the open market. See Note 11, “Shareholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements included herein for additional information on our stock repurchase program.
As of trade date February 5, 2026, a total of approximately $2.0 billion of authorization remained available under the share repurchase program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On September 17, 2014, our Board of Directors approved a plan to initiate a regular quarterly cash dividend to our shareholders. On October 30, 2014, we began paying regular quarterly cash dividends and have paid such dividends each quarter thereafter.
On January 27, 2026, the Board of Directors declared a quarterly cash dividend of $2.05 per share of common stock to be paid on February 27, 2026 to shareholders of record as of the close of trading on February 13, 2026.
Cash Flows
The following table presents the Company’s cash and cash equivalents, including restricted cash, as of the dates indicated:

	As of
(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents (includes restricted cash of $3,667 and $3,497 at December 31, 2025 and December 31, 2024, respectively)	$515,332	$409,351
The following table presents the breakdown of the Company’s cash flows for the periods indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024
Net cash provided by operating activities	$1,588,446	$1,501,627
Net cash (used in) investing activities	(130,064)	(144,255)
Net cash (used in) financing activities	(1,361,990)	(1,402,308)
Effect of exchange rate changes	9,589	(7,406)
Net increase (decrease) in cash, cash equivalents and restricted cash	$105,981	$(52,342)
Cash and Cash Equivalents
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of December 31, 2025 and 2024, $335.7 million and $265.5 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.

Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by higher cash collections from customers, partially offset by higher payments for cash expenses.
Our primary uses of cash from operating activities are for the payment of cash compensation expenses, income taxes, interest expenses, technology costs, professional fees, market data and office rent. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.
Cash Flows From Investing Activities
The year-over-year change was due to prior year acquisitions, partially offset by increased capital expenditures.
Cash Flows From Financing Activities
The year-over-year change was primarily driven by proceeds from borrowings partially offset by the impact of higher share repurchases, repayment of borrowings and dividend payments.
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
Contractual Obligations
Our contractual obligations consist primarily of our debt obligations arising from the issuance of the Senior Notes, Revolving Loan Commitments, leases for office space, leases for equipment and other operating leases and obligations to vendors arising out of market data contracts. The following table summarizes our contractual obligations for the periods indicated as of December 31, 2025:

		Years Ending December 31,
(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
Senior Notes(1)	$7,714,800	$247,977	$247,250	$247,250	$1,247,250	$1,107,250	$4,617,823
Revolving Loan Commitments(2)	386,658	18,683	18,683	18,734	18,683	311,875	—
Operating leases	152,282	33,616	29,113	28,276	17,862	14,345	29,070
Vendor obligations	408,927	137,723	97,724	62,309	55,481	51,108	4,582
Total contractual obligations	$8,662,667	$437,999	$392,770	$356,569	$1,339,276	$1,484,578	$4,651,475
______________________________
(1)Includes the impact of payments for the principal amount on the Senior Notes due 2029, the Senior Notes due 2030, the 3.875% Senior Notes due 2031, the 3.625% Senior Notes due 2031, the Senior Notes due 2033, the Senior Notes due 2035 and the Senior Notes due 2036 plus interest based on the 4.000%, 3.625%, 3.875%, 3.625%, 3.250%, 5.250% and 5.150% coupon interest rates, respectively.
(2)Includes the impact of payments for the principal amount as well as coupon interest payments at the interest rate in effect as of December 31, 2025 on the revolving loans under the Revolving Credit Facility due 2030.
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2025 and 2024, 16% and 17%, respectively, of our revenues were subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 16% of non-U.S. dollar exposure for the year ended December 31, 2025, 43% was in Euros, 32% was in British pounds sterling and 18% was in Japanese yen. Of the 17% of non-U.S. dollar exposure for the year ended December 31, 2024, 42% was in Euros, 33% was in British pounds sterling and 18% was in Japanese yen.
Revenues from asset-based fees represented 25% and 23% of operating revenues for the years ended December 31, 2025 and 2024, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 42% and 41% of our operating expenses for the years ended December 31, 2025 and 2024, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints and Mexican pesos.
We have certain monetary assets and liabilities denominated in currencies other than local functional amounts, and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $9.1 million and $4.8 million for the year ended December 31, 2025 and 2024, respectively.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of MSCI Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Recurring Subscriptions, Asset-Based Fees, and Non-Recurring Revenues
As described in Notes 1 and 3 to the consolidated financial statements, the Company recognized operating revenues of $2.9 billion for the year ended December 31, 2025, related to recurring subscriptions, asset-based fees, and non-recurring revenues from the Index, Analytics, and Sustainability and Climate segments. Recurring subscription revenues represent fees earned from clients primarily under renewable contracts or agreements and are generally paid annually in advance and recognized in most cases ratably over the term of the license or service pursuant to the contract terms. Asset-based fees are principally recognized based on the estimated assets under management (AUM) linked to the Company's indexes from independent third-party sources or the most recently reported information provided by the client. Asset-based fees also include revenues related to futures and options contracts linked to the Company’s indexes, which are primarily based on trading volumes and fee levels. Asset-based fees are generally variable based upon AUM or the volume of trades or fee levels and are generally billed quarterly in arrears. Non-recurring revenues primarily represent fees earned on products and services where the Company typically does not have renewal clauses within the contract. Examples of such products and services include one-time license fees, certain derivative financial products, certain implementation services, historical data sets and, occasionally, fees for unlicensed usage of content in historical periods. Based on the nature of the services provided, non-recurring revenues are generally billed either in advance or after delivery and recognized point in time or over the service period.
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
Goodwill Impairment Assessment – Private Capital Solutions Reporting Unit
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s goodwill balance was $2.9 billion as of December 31, 2025. Management tests goodwill for impairment on an annual basis on July 1st and on an interim basis when certain events and circumstances exist. The test for impairment is performed at the reporting unit level. Goodwill impairment is determined by comparing the fair value of a reporting unit with its carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, an impairment charge will be recorded up to, but not more than, the total amount of goodwill allocated to the reporting unit. As disclosed by management, as of December 31, 2025, the carrying value of goodwill within the Private Capital Solutions reporting unit was $618 million. Management uses an equal weighting of the income approach and the market approach to estimate the fair value of each reporting unit. The income approach requires significant judgment in estimating future cash flows, including assumptions, amongst others, about revenue growth rates and EBITDA margins, and the selection of an appropriate discount rate. The market approach utilizes valuation multiples of revenue and cash flows derived from guideline public companies that have similar characteristics to each reporting unit being valued. Selecting appropriate guideline companies, valuation multiples and other key assumptions such as revenue growth rates and discount rates requires significant management judgment.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Private Capital Solutions reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Private Capital Solutions reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, projected EBITDA margins, the discount rate, guideline companies, and valuation multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Private Capital Solutions reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Private Capital Solutions reporting unit; (ii) evaluating the appropriateness of the income approach and market approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach and market approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, projected EBITDA margins, the discount rate, guideline companies, and valuation multiples. Evaluating management’s assumptions related to certain revenue growth rates and projected EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Private Capital Solutions reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and market approach, (ii) the reasonableness of the discount rate assumptions and certain revenue growth rate assumptions used in the income approach, and (iii) the reasonableness of guideline companies and valuation multiples used in the market approach.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 6, 2026
We have served as the Company’s auditor since 2014.

MSCI INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
(In thousands, except per share and share data)	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3,667 and $3,497 at December 31, 2025 and December 31, 2024, respectively)	$515,332	$409,351
Accounts receivable (net of allowances of $6,421 and $5,284 at December 31, 2025 and December 31, 2024, respectively)	986,712	820,709
Prepaid income taxes	69,281	48,162
Prepaid and other assets	73,444	65,799
Total current assets	1,644,769	1,344,021
Property, equipment and leasehold improvements, net	87,299	70,885
Right of use assets	112,873	119,435
Goodwill	2,923,362	2,915,167
Intangible assets, net	832,513	907,613
Deferred tax assets	45,875	40,626
Other non-current assets	55,768	47,692
Total assets	$5,702,459	$5,445,439

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,339	$14,517
Income taxes payable	74,401	37,989
Accrued compensation and related benefits	242,947	217,492
Other accrued liabilities	265,250	192,233
Deferred revenue	1,231,776	1,123,423
Total current liabilities	1,829,713	1,585,654
Long-term debt	6,202,286	4,510,816
Long-term operating lease liabilities	107,531	121,153
Deferred tax liabilities	101,642	47,623
Other non-current liabilities	115,827	120,190
Total liabilities	8,356,999	6,385,436

Commitments and Contingencies (see Note 6 and Note 10)

Shareholders' equity (deficit):
Preferred Stock (par value $0.01, 100,000,000 shares authorized, 0 shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 134,319,833 and 134,079,855 common shares issued and 73,563,183 and 77,744,588 common shares outstanding at December 31, 2025 and December 31, 2024, respectively)	1,343	1,341
Treasury shares, at cost (60,756,650 and 56,335,267 common shares held at December 31, 2025 and December 31, 2024, respectively)	(9,834,442)	(7,334,291)
Additional paid in capital	1,802,528	1,683,693
Retained earnings	5,427,600	4,780,300
Accumulated other comprehensive loss	(51,569)	(71,040)
Total shareholders' equity (deficit)	(2,654,540)	(939,997)
Total liabilities and shareholders' equity (deficit)	$5,702,459	$5,445,439
See Notes to Consolidated Financial Statements.

MSCI INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share data)	December 31, 2025	December 31, 2024	December 31, 2023
Operating revenues	$3,134,459	$2,856,128	$2,528,920

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	550,366	514,382	446,581
Selling and marketing	319,829	291,220	276,204
Research and development	177,596	158,653	132,121
General and administrative	180,216	182,340	153,967
Amortization of intangible assets	169,480	164,037	114,429
Depreciation and amortization of property, equipment and leasehold improvements	23,405	16,978	21,009
Total operating expenses	1,420,892	1,327,610	1,144,311

Operating income	1,713,567	1,528,518	1,384,609

Interest income	(16,012)	(21,277)	(34,479)
Interest expense	209,889	185,500	186,679
Gain on remeasurement of equity method investment	—	—	(143,029)
Other expense (income)	25,434	8,127	6,377

Other expense (income), net	219,311	172,350	15,548

Income before provision for income taxes	1,494,256	1,356,168	1,369,061
Provision for income taxes	291,951	247,040	220,469
Net income	$1,202,305	$1,109,128	$1,148,592

Earnings per share:
Basic	$15.72	$14.09	$14.45
Diluted	$15.69	$14.05	$14.39

Weighted average shares outstanding:
Basic	76,504	78,710	79,462
Diluted	76,636	78,960	79,843
See Notes to Consolidated Financial Statements.

MSCI INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net income	$1,202,305	$1,109,128	$1,148,592
Other comprehensive income (loss):
Foreign currency translation adjustments	17,059	(7,590)	7,319
Income tax effect	(1,836)	749	(1,451)
Foreign currency translation adjustments, net	15,223	(6,841)	5,868

Pension and other post-retirement adjustments	5,764	(3,671)	(8,832)
Income tax effect	(1,516)	824	1,823
Pension and other post-retirement adjustments, net	4,248	(2,847)	(7,009)
Other comprehensive income (loss), net of tax	19,471	(9,688)	(1,141)
Comprehensive income	$1,221,776	$1,099,440	$1,147,451
See Notes to Consolidated Financial Statements.

MSCI INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$1,336	$(5,938,116)	$1,515,874	$3,473,192	$(60,211)	$(1,007,925)
Net income				1,148,592		1,148,592
Dividends declared ($5.52 per common share)				(442,103)		(442,103)
Dividends paid in shares			152			152
Other comprehensive income (loss), net of tax					(1,141)	(1,141)
Shares withheld for tax withholding		(45,469)				(45,469)
Common stock issued	2					2
Compensation payable in common stock			71,644			71,644
Common stock repurchased and held in treasury		(462,693)				(462,693)
Common stock issued to Directors and (held in)/released from treasury		(823)				(823)

Balance at December 31, 2023	$1,338	$(6,447,101)	$1,587,670	$4,179,681	$(61,352)	$(739,764)
Net income				1,109,128		1,109,128
Dividends declared ($6.40 per common share)				(508,509)		(508,509)
Dividends paid in shares			156			156
Other comprehensive income (loss), net of tax					(9,688)	(9,688)
Shares withheld for tax withholding		(71,116)				(71,116)
Common stock issued	3					3
Compensation payable in common stock			95,867			95,867
Common stock repurchased and held in treasury		(817,366)				(817,366)
Common stock issued to Directors and (held in)/released from treasury		1,292				1,292

Balance at December 31, 2024	$1,341	$(7,334,291)	$1,683,693	$4,780,300	$(71,040)	$(939,997)
Net income				1,202,305		1,202,305
Dividends declared ($7.20 per common share)				(555,005)		(555,005)
Dividends paid in shares			82			82
Other comprehensive income (loss), net of tax					19,471	19,471
Shares withheld for tax withholding		(58,603)				(58,603)
Common stock issued	2					2
Exercise of stock options			6,975			6,975
Compensation payable in common stock			111,778			111,778
Common stock repurchased and held in treasury		(2,441,877)				(2,441,877)
Common stock issued to Directors and (held in)/released from treasury		329				329
Balance at December 31, 2025	$1,343	$(9,834,442)	$1,802,528	$5,427,600	$(51,569)	$(2,654,540)
See Notes to Consolidated Financial Statements.

MSCI INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net income	$1,202,305	$1,109,128	$1,148,592
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on remeasurement of equity method investment	—	—	(143,029)
Amortization of intangible assets	169,480	164,037	114,429
Stock-based compensation expense	111,343	95,204	71,653
Depreciation and amortization of property, equipment and leasehold improvements	23,405	16,978	21,009
Amortization of right of use assets	25,685	25,260	23,781
Loss on impairment of right of use assets, net	—	—	477
Amortization of debt origination fees	5,876	5,143	5,055
Loss on extinguishment of debt	—	1,510	—
Loss on investment in investee	11,768	—	—
Deferred taxes	46,675	14,328	(15,258)
Other adjustments	15,932	(2,704)	6,863
Changes in assets and liabilities:
Accounts receivable	(164,236)	10,226	(149,529)
Prepaid income taxes	(20,849)	10,721	(21,931)
Prepaid and other assets	(7,591)	(9,622)	1,564
Other non-current assets	(15,560)	402	(8,102)
Accounts payable	559	4,963	(6,044)
Income taxes payable	28,609	16,183	14,721
Accrued compensation and related benefits	20,612	6,445	23,218
Other accrued liabilities	61,599	9,589	3,536
Deferred revenue	96,426	46,060	171,968
Long-term operating lease liabilities	(28,392)	(26,063)	(24,062)
Other non-current liabilities	5,862	3,703	(6,538)
Other	(1,062)	136	3,656
Net cash provided by operating activities	1,588,446	1,501,627	1,236,029

Cash flows from investing activities
Acquisition of a business, net of cash acquired	—	(27,467)	(727,342)
Capital expenditures	(39,319)	(33,762)	(22,757)
Capitalized software development costs	(90,542)	(81,356)	(68,094)
Other	(203)	(1,670)	(1,185)
Net cash used in investing activities	(130,064)	(144,255)	(819,378)

Cash flows from financing activities
Repurchase of common stock held in treasury	(2,484,305)	(885,266)	(504,188)
Payment of dividends	(556,521)	(509,109)	(440,993)
Repayment of borrowings	(1,101,875)	(559,063)	(8,750)
Proceeds from borrowings, net of discount	2,805,963	556,875	—
Payment of debt issuance costs	(20,082)	(3,739)	—
Payment of contingent consideration and deferred purchase price from acquisitions	(12,145)	(2,006)	—
Proceeds from exercise of stock options	6,975	—	—
Net cash used in financing activities	(1,361,990)	(1,402,308)	(953,931)

Effect of exchange rate changes	9,589	(7,406)	5,409

Net increase (decrease) in cash, cash equivalents and restricted cash	105,981	(52,342)	(531,871)
Cash, cash equivalents and restricted cash, beginning of period	409,351	461,693	993,564
Cash, cash equivalent and restricted cash, end of period	$515,332	$409,351	$461,693

Supplemental disclosure of cash flow information:
Cash paid for interest	$173,312	$179,952	$182,313
Cash paid for income taxes, net of refunds received	$222,268	$201,028	$240,479

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$2,375	$2,629	$2,738
See Notes to Consolidated Financial Statements.

MSCI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. INTRODUCTION AND BASIS OF PRESENTATION
Organization
Our research-based data, analytics and indexes, supported by advanced technology, set standards for global investors and help our clients understand risks and opportunities, make better investment decisions and unlock innovation. Our products and services include indexes; portfolio construction and risk management tools; sustainability and climate solutions; and private asset data and analytics.
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
Revenue is recognized when a client obtains control of promised products or services in an amount that reflects the consideration the entity expects to receive in exchange for those products or services. Determining when control has transferred can sometimes require management’s judgment, which could affect the timing of revenue recognition. Revenue is recognized exclusive of any applicable sales or other indirect taxes.
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
Revenues By Segment and All Other – Private Assets
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
Analytics segment operating revenues are recognized as MSCI satisfies performance obligations, through providing access to its proprietary models or hosted applications and, in some cases, managed services including implementation and other related services. These performance obligations are typically satisfied over time, and operating revenues are recognized ratably over the term of the service period.
Sustainability and Climate segment operating revenues are recognized as MSCI’s performance obligations to provide data to or update data for clients are satisfied. The majority of these performance obligations are satisfied over the term of the license period, with operating revenues recognized ratably. For custom Sustainability research data, the performance obligation is typically satisfied, and revenue is recognized, at the point in time when the data is updated and available to the client.

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
Stock-based compensation awards include restricted stock units (“RSUs”), performance stock units (“PSUs”), performance stock options (“PSOs”) and premium priced options (“PPOs”). PPOs are stock options with an exercise price set above MSCI’s market price on the grant date.
The fair value of RSUs at grant date is measured using the price of MSCI’s common stock. PSUs are subject to market conditions based on the achievement of multi-year total shareholder return targets and PSOs are subject to performance conditions based on the cumulative results of financial targets. The fair value of PSUs at grant date is determined using a Monte Carlo simulation model that creates a normal distribution of future stock prices, which is then used to value the awards based on their individual terms. The fair value of PSOs at grant date is determined using the Black-Scholes option pricing model. For PSOs, the grant-date fair value is adjusted for any changes in the probability of achievement of (i) a cumulative revenue performance goal and (ii) a cumulative adjusted EPS performance goal (each weighted at 50%). The fair value of PPOs at grant date is determined using a lattice model. A lattice model derives the expected term based on an assumption that the likelihood of exercise will increase when the share price reaches a defined multiple of the strike price.
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
Changes in the allowance for credit losses from December 31, 2022 to December 31, 2025 were as follows:

(in thousands)	Amount
Balance as of December 31, 2022	$2,652
Addition to credit loss expense	2,196
Write-offs, net of recoveries	(880)
Balance as of December 31, 2023	$3,968
Addition to credit loss expense	3,990
Write-offs, net of recoveries	(2,674)
Balance as of December 31, 2024	$5,284
Addition to credit loss expense	4,017
Write-offs, net of recoveries	(2,880)
Balance as of December 31, 2025	$6,421
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

The Company completed its annual goodwill impairment test as of July 1, 2025 on its Index, Analytics, Sustainability and Climate, Real Assets and Private Capital Solutions (“PCS”) reporting units, which were also the Company’s operating segments. See Note 13, “Segment Information,” for further descriptions of the operating segments.
As of July 1, 2025, the Company had selected to bypass the optional qualitative assessment for the Real Assets and PCS reporting units. This decision was based on the relatively low excess of fair value over carrying value observed in the prior year’s analysis. Therefore, a quantitative goodwill impairment test was performed for both Real Assets and PCS. For the Index, Analytics, and Sustainability and Climate reporting units, the Company performed a qualitative assessment. The quantitative test for impairment used an equal weighting of the income approach and the market approach to estimate the fair value of the Real Assets and PCS reporting units.
Based on the results of the annual goodwill impairment testing performed and given there were no impairment triggers identified as part of interim assessments, no impairment of goodwill was recorded during the years ended December 31, 2025, 2024 and 2023.
Intangible Assets
The Company amortizes definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also reviews the useful lives on a periodic basis to determine if the period of economic benefit has changed. If the carrying value of an intangible asset exceeds its fair value, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the intangible asset exceeds its fair value. There were no events or changes in circumstances that would indicate that the carrying value of the definite-lived intangible assets may not be recoverable during the years ended December 31, 2025 and 2024.
The Company had no indefinite-lived intangible assets other than goodwill during the years ended December 31, 2025 and 2024.
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
Concentrations
For the years ended December 31, 2025, 2024 and 2023, BlackRock, Inc. accounted for 10.8%, 10.2%, and 9.8% of the Company’s consolidated operating revenues, respectively. For the years ended December 31, 2025, 2024 and 2023, BlackRock, Inc. accounted for 18.7%, 17.9% and 16.8% of the Index segment’s operating revenues, respectively. No single customer accounted for 10.0% or more of operating revenues within Analytics, Sustainability and Climate or All Other – Private Assets for the years ended December 31, 2025, 2024 and 2023.
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
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 was adopted by the Company and is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The retrospective adoption of ASU 2023-09 expanded our disclosures but did not have a material impact on our consolidated financial statements.
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
In November 2025, the FASB issued Accounting Standards Update No. 2025-09 “Derivatives and Hedging (Topic 815)” or ASU 2025-09. The amendments in ASU 2025-09 clarify aspects of the guidance on hedge accounting and address incremental hedge accounting issues arising from the global reference rate reform initiative. ASU 2025-09 is effective for the Company’s Annual Report on Form 10-K and interim periods for the year ended December 31, 2027, with early adoption permitted. The amendments must be applied prospectively. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In November 2025, the FASB issued Accounting Standards Update No. 2025-11 “Interim Reporting (Topic 270)” or ASU 2025-11. The amendments in ASU 2025-11 improve guidance in Topic 270 and clarify disclosure requirements for interim reporting periods without changing the fundamental nature of interim reporting. ASU 2025-11 is effective for the Company’s interim reporting periods for the year ended December 31, 2028, with early adoption permitted. The amendments can be applied prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
3. REVENUE RECOGNITION
MSCI’s operating revenues are reported by product type and each product type may have different timing for recognizing revenue. The Company’s operating revenue types are recurring subscriptions, asset-based fees and non-recurring revenues. The Company also disaggregates operating revenues by segment.
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Year Ended December 31, 2025
	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other – Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$957,897	$697,488	$346,401	$276,918	$2,278,704
Asset-based fees	770,670	—	—	—	770,670
Non-recurring	58,241	16,909	7,514	2,421	85,085
Total	$1,786,808	$714,397	$353,915	$279,339	$3,134,459

	For the Year Ended December 31, 2024
	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other – Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$882,367	$658,610	$318,835	$254,633	$2,114,445
Asset-based fees	657,501	—	—	—	657,501
Non-recurring	56,277	16,479	7,766	3,660	84,182
Total	$1,596,145	$675,089	$326,601	$258,293	$2,856,128

	For the Year Ended December 31, 2023
	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other – Private Assets	Total
Operating Revenues Types
Recurring subscriptions	$814,582	$603,291	$282,351	$171,066	$1,871,290
Asset-based fees	557,502	—	—	—	557,502
Non-recurring	79,731	12,665	5,217	2,515	100,128
Total	$1,451,815	$615,956	$287,568	$173,581	$2,528,920
The tables that follow present the change in accounts receivable, net of allowances and current deferred revenue between the dates indicated:

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2024)	$820,709	$1,123,423
Closing (December 31, 2025)	986,712	1,231,776
Increase/(decrease)	$166,003	$108,353

(in thousands)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2023)	$839,555	$1,083,864
Closing (December 31, 2024)	820,709	1,123,423
Increase/(decrease)	$(18,846)	$39,559
The amounts of revenues recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $1,123.4 million, $1,022.9 million and $836.7 million for the years ended December 31, 2025, 2024 and 2023 respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in billings, partially offset by an increase in amortization of deferred revenue to operating revenues. As of December 31, 2025, 2024 and 2023, the Company carried a long-term deferred revenue balance of $34.0 million, $32.2 million and $28.8 million, respectively, in “Other non-current liabilities” on the Consolidated Statement of Financial Condition.
For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
(in thousands)	December 31, 2025
First 12-month period	$1,134,928
Second 12-month period	736,751
Third 12-month period	367,405
Periods thereafter	239,134
Total	$2,478,218
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, stock options, restricted stock units, performance stock units, and performance stock options.
The following table presents the computation of basic and diluted EPS:

	Years Ended
(in thousands, except per share data)	December 31, 2025	December 31, 2024	December 31, 2023
Net income	$1,202,305	$1,109,128	$1,148,592

Basic weighted average common shares outstanding	76,504	78,710	79,462
Effect of dilutive securities:	132	250	381
Diluted weighted average common shares outstanding	76,636	78,960	79,843

Earnings per common share:
Basic	$15.72	$14.09	$14.45
Diluted	$15.69	$14.05	$14.39
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
The Fabric and Foxberry acquisitions each included contingent consideration as a component of the aggregate purchase price. The fair values of the contingent consideration were determined based on management estimates and assumptions which primarily included forecasted product sales, probability of achievement of certain integration targets and discount rates. The Company classifies these liabilities as Level 3 within the fair value hierarchy, as the measurement is based on inputs that are not observable in the market. As of December 31, 2025, the fair value of the contingent consideration was $14.6 million, of which $9.6 million is included in “Other accrued liabilities” and $5.0 million is included in “Other non-current liabilities” on the Consolidated Statement of Financial Condition.

Changes in the Company’s Level 3 financial liabilities for the periods indicated were as follows:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$28,647	$—	$—
Additions of contingent consideration(1)	—	27,240	—
Change in fair value	(4,437)	1,407	—
Payments	(9,634)	—	—
Ending Balance	$14,576	$28,647	$—
___________________________
(1)Reflects balance of contingent consideration at acquisition date fair value.
6. DEBT
As of December 31, 2025, the Company had outstanding an aggregate of $6.0 billion in senior unsecured notes (collectively, the “Senior Notes”) and $0.3 billion under the Revolving Credit Facility (as defined below) as presented in the table below:

(in thousands)	Maturity Date	Principal amount outstanding at December 31, 2025	Carrying value at December 31, 2025	Carrying value at December 31, 2024	Fair Value at December 31, 2025	Fair Value at December 31, 2024
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000,000	$995,818	$994,727	$980,000	$944,070
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	896,911	896,249	861,300	820,845
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	994,348	993,255	963,000	918,400
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	596,167	595,509	564,600	538,350
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	694,870	694,201	630,000	592,046
5.250% senior unsecured notes due 2035	September 1, 2035	1,250,000	1,230,856	—	1,262,500	—
5.150% senior unsecured notes due 2036	March 15, 2036	500,000	493,149	—	499,500	—
Variable rate revolving loans(1)	August 20, 2030	300,000	300,000	336,875	297,000	333,506
Total debt		$6,250,000	$6,202,119	$4,510,816	$6,057,900	$4,147,217
__________________________
(1)As of December 31, 2025, there were $5.6 million in unamortized deferred financing fees associated with the variable rate revolving loan commitments under the Revolving Credit Facility (“Revolving Loan Commitments”) of which $1.2 million is included in “Prepaid and other assets,” and $4.4 million is included in “Other non-current assets” on the Consolidated Statement of Financial Condition.

Maturities of the Company’s principal debt payments as of December 31, 2025 are as follows:

Maturity of Principal Debt Payments (in thousands)	Amounts
2026	$—
2027	—
2028	—
2029	1,000,000
2030	1,200,000
Thereafter	4,050,000
Total debt	$6,250,000
Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Revolving Loan Commitments
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
5.250% senior unsecured notes due 2035(1)	Semi-Annual	March 1
5.150% senior unsecured notes due 2036(2)	Semi-Annual	March 15
Variable rate revolving loans (3)	Variable	October 22
______________________________
(1)The first payment will occur on March 1, 2026.
(2)The first payment will occur on March 15, 2026.
(3)The first payment occurred on October 22, 2025.
The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilized the market approach and obtained security pricing from a vendor who used broker quotes and third-party pricing services to determine fair values.
Senior Notes. The $1,000.0 million aggregate principal amount of 4.000% senior unsecured notes due 2029 (the “2029 Senior Notes”) are scheduled to mature on November 15, 2029. The Company may redeem all or part of the 2029 Senior Notes, together with accrued and unpaid interest at redemption prices set forth in the indenture governing the 2029 Senior Notes.
The $900.0 million aggregate principal amount of 3.625% senior unsecured notes due 2030 (the “2030 Senior Notes”) are scheduled to mature on September 1, 2030. The Company may redeem all or part of the 2030 Senior Notes, together with accrued and unpaid interest at redemption prices set forth in the indenture governing the 2030 Senior Notes.
The $1,000.0 million aggregate principal amount of 3.875% senior unsecured notes due 2031 (the “2031A Senior Notes”) are scheduled to mature on February 15, 2031. The Company may redeem all or part of the 2031A Senior Notes, together with accrued and unpaid interest at redemption prices set forth in the indenture governing the 2031A Senior Notes.
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
On August 8, 2025, the Company issued $1,250.0 million aggregate principal amount of 5.250% Senior Unsecured Notes due 2035 (the “2035 Senior Notes”) in a registered public offering. The 2035 Senior Notes are scheduled to mature on September 1, 2035. At any time prior to June 1, 2035, the Company may redeem all or part of the 2035 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, thereon to, but not including, the redemption date. On or after June 1, 2035, the 2035 Senior Notes are redeemable at 100% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date.
On November 6, 2025, the Company issued $500.0 million aggregate principal amount of 5.150% Senior Unsecured Notes due 2036 (the “2036 Senior Notes”) in a registered public offering. The 2036 Senior Notes are scheduled to mature on March 15, 2036. At any time prior to December 15, 2035, the Company may redeem all or part of the 2036 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, thereon to, but not including, the redemption date. On or after December 15, 2035, the 2036 Senior Notes are redeemable at 100% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date.
Credit Agreement. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks. On August 20, 2025, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) amending and restating in its entirety the Company’s prior Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The Credit Agreement makes available to the Company an aggregate of $1.6 billion (from $1.25 billion under the Prior Credit Agreement) under a revolving credit facility (the “ Revolving Credit Facility”) and extends the availability period until August 20, 2030. Prior to entering into the Credit Agreement, the Company applied part of the proceeds of its offering of the 2035 Senior Notes to repay in full all outstanding borrowings under the Prior Credit Agreement. The obligations under the Credit Agreement are unsecured senior obligations of the Company.
As of December 31, 2025, the Company had $300.0 million of revolving loans outstanding under the Revolving Credit Facility. The Company may use the Revolving Credit Facility for general corporate purposes (including, working capital and acquisitions and other transactions permitted under the Credit Agreement).
Interest on the revolving loans under the Credit Agreement accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin determined based on the credit ratings of the Company’s senior, unsecured long-term debt. As of December 31, 2025, the applicable margin is 0.50% for Base Rate loans, and 1.50% for SOFR loans. At December 31, 2025, the interest rate on the revolving loans under the Revolving Credit Facility was 5.3%.
In connection with the closings of the Senior Notes offerings, entry into the Prior Credit Agreement and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At December 31, 2025, $53.3 million of the deferred financing fees and premium remain unamortized, $1.2 million of which is included in “Prepaid and other assets,” $4.4 million of which is included in “Other non-current assets” and $47.7 million of which is included in “Long-term debt” on the Consolidated Statement of Financial Condition.
7. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease expenses	$31,861	$31,321	$29,240
Variable lease costs	1,687	2,132	3,876
Short-term lease costs	507	811	745
Sublease income	(2,646)	(3,308)	(5,127)
Total lease costs	$31,409	$30,956	$28,734
The Company’s leases have remaining lease terms of up to approximately 10 years. Some of these leases have options to extend which, if exercised, would extend the maximum remaining term to approximately 21 years. Some of the leases also provide for early termination, the exercise of which would shorten the term of those leases by up to 5 years.

Maturities of the Company’s operating lease liabilities, interest and other relevant line items in the Consolidated Statement of Financial Condition as of December 31, 2025 are as follows:

Maturity of Lease Liabilities (in thousands)	Operating Leases
2026	$33,616
2027	29,113
2028	28,276
2029	17,862
2030	14,345
Thereafter	29,070
Total lease payments	$152,282
Less: Interest	(16,162)
Present value of lease liabilities	$136,120

Other accrued liabilities	$28,589
Long-term operating lease liabilities	$107,531
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	5.49	6.27
Weighted-average discount rate	4.17%	4.06%
Other information related to the Company’s operating leases are as follows:

	Years Ended
Other Information (in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating cash flows used for operating leases	$34,444	$31,689	$31,249
Right of use assets obtained in exchange for new operating lease liabilities	$15,939	$32,386	$12,568
8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
Property, equipment and leasehold improvements, net at December 31, 2025 and 2024 consisted of the following:

	As of
(in thousands)	Estimated Useful Lives	December 31, 2025	December 31, 2024
Computer & related equipment	2 to 7 years	$192,650	$177,346
Furniture & fixtures	7 years	16,220	15,489
Leasehold improvements	1 to 21 years	53,647	56,413
Work-in-process	—	5,779	1,542
Subtotal		268,296	250,790
Accumulated depreciation and amortization		(180,997)	(179,905)
Property, equipment and leasehold improvements, net		$87,299	$70,885
Depreciation and amortization expense of property, equipment and leasehold improvements was $23.4 million, $17.0 million and $21.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

9. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table shows the changes in our goodwill balances from December 31, 2023 to December 31, 2025:

	Segments
(in thousands)	Index	Analytics	Sustainability and Climate	All Other – Private Assets	Total
Goodwill at December 31, 2023	$1,203,435	$290,976	$84,724	$1,308,557	$2,887,692
Acquisitions⁽[1]⁾	23,945	5,904	(365)	(582)	28,902
Foreign exchange translation adjustment	(424)	—	(656)	(347)	(1,427)
Goodwill at December 31, 2024	$1,226,956	$296,880	$83,703	$1,307,628	$2,915,167
Acquisitions	—	—	—	—	—
Foreign exchange translation adjustment	4,118	—	2,637	1,440	8,195
Goodwill at December 31, 2025	$1,231,074	$296,880	$86,340	$1,309,068	$2,923,362
______________________________
(1)Reflects the opening balance sheet and measurement period adjustment impacts of the acquisitions of Foxberry, Fabric, Trove and Burgiss.

Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Amortization expense of acquired intangible assets	$90,606	$103,041	$72,303
Amortization expense of internally developed capitalized software	78,874	60,996	42,126
Total amortization of intangible assets expense	$169,480	$164,037	$114,429
The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	December 31, 2025			December 31, 2024
(in thousands)	Gross intangible assets:	Accumulated amortization:	Net intangible assets:	Gross intangible assets:	Accumulated amortization:	Net intangible assets:
Customer relationships	$716,167	$(406,712)	$309,455	$715,020	$(379,087)	$335,933
Proprietary data	455,574	(147,537)	308,037	452,813	(104,980)	347,833
Acquired technology and software	258,163	(213,706)	44,457	256,794	(199,090)	57,704
Trademarks	209,090	(189,855)	19,235	209,090	(181,521)	27,569
Internally developed capitalized software	407,797	(256,468)	151,329	316,795	(178,221)	138,574
Total	$2,046,791	$(1,214,278)	$832,513	$1,950,512	$(1,042,899)	$907,613
Estimated amortization expense for succeeding years is presented below:

Years Ending December 31, (in thousands)	Amortization Expense
2026	$152,961
2027	121,204
2028	90,014
2029	70,743
2030	66,376
Thereafter	331,215
Total	$832,513
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

The following table reflects the employee benefits expense by cost, type and location in the Statement of Income for the periods indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Employee benefit cost type
401(k) and other defined contribution plans	$40,009	$38,431	$33,416
Pension related net period benefit expense	10,255	7,275	5,323
Total	$50,264	$45,706	$38,739

Location in the Statement of Income
Cost of revenues	$18,955	$18,596	$15,504
Selling and marketing	12,527	11,854	11,081
Research and development	11,486	10,577	8,435
General and administrative	3,817	3,391	2,949
Other expense (income)	3,479	1,288	770
Total	$50,264	$45,706	$38,739

The Company uses a measurement date of December 31 to calculate obligations under its pension and postretirement plans. As of December 31, 2025 and 2024, the Company carried a net liability of $40.1 million and $37.3 million, respectively, in “Other non-current liabilities” on the Consolidated Statement of Financial Condition related to its future pension obligations. The fair value of the defined benefit plan assets was $22.8 million and $31.4 million at December 31, 2025 and 2024, respectively.
The Company’s retiree benefit plans include defined benefit plans for employees in Switzerland, as well as other countries where MSCI maintains an operating presence.
Our Switzerland plans are government-mandated retirement funds that provide employees with a minimum investment return, which is determined annually by the Swiss government and was 1.3%, 1.3% and 1.0%, in the years ended December 31, 2025, 2024 and 2023, respectively. Under the Switzerland plans, the Company and our employees are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Employee contributions are based on the respective employee’s age, salary and chosen contribution scale. As of December 31, 2025 and 2024, the Switzerland defined benefit plans had a gross pension liability of $22.0 million and $31.1 million, respectively, and plan assets that totaled $18.1 million and $25.9 million, respectively. In the years ended December 31, 2025, 2024 and 2023, we recognized net periodic benefit expense of $1.7 million, $0.4 million and $0.3 million, respectively, related to our Switzerland plans. The discount rate for the Switzerland defined benefit pension plan was 1.30% and 1.00%, respectively, as of December 31, 2025 and 2024.
The investment strategies of the non-U.S. defined benefit plans vary according to the plan provisions and local laws. The majority of the assets in the non-U.S. plans are in the Switzerland plans. The Switzerland plans are associated with an insured collective retirement foundation, whereby assets are held in trust and the assets are commingled with those of other participating companies. Investment decisions are made by a board of the collective retirement foundation, comprised of participating company representatives and representatives from the insurer. The overall strategy is to manage risk while maximizing total returns.
11. SHAREHOLDERS’ EQUITY (DEFICIT)
This note reflects the share repurchases and related activity as well as share-based compensation activity recognized by the Company, for all periods referenced.
Stock Repurchase Program
On October 25, 2025, the Board of Directors authorized a new stock repurchase program (the “2025 Repurchase Program”) for the repurchase of up to an aggregate of $3.0 billion worth of shares of MSCI’s common stock, which supersedes and replaces the previously existing share repurchase program.

Share repurchases made pursuant to the 2025 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
As of December 31, 2025, there was $2.1 billion of available authorization remaining under the 2025 Repurchase Program.
Common Stock Dividends
The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Year Ended (in thousands, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
December 31, 2025	$559.54	4,322	$2,418,512
December 31, 2024	$537.72	1,507	$810,176
December 31, 2023	$468.26	980	$458,721
_____________________________
(1)The values in this column exclude the 1% excise tax incurred on share repurchases pursuant to the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Consolidated Statements of Shareholders’ Equity (Deficit).
The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated

	Dividends
(in thousands, except per share data)	Per Share	Declared	Distributed	(Released)/ Deferred
2025
Three Months Ended March 31,	$1.80	$141,392	$143,820	$(2,428)
Three Months Ended June 30,	1.80	140,004	139,753	251
Three Months Ended September 30,	1.80	138,148	137,865	283
Three Months Ended December 31,	1.80	135,461	135,171	290
Year Ended December 31,	$7.20	$555,005	$556,609	$(1,604)
2024
Three Months Ended March 31,	$1.60	$129,444	$131,378	$(1,934)
Three Months Ended June 30,	1.60	127,304	126,958	346
Three Months Ended September 30,	1.60	126,185	125,763	422
Three Months Ended December 31,	1.60	125,576	125,163	413
Year Ended December 31,	$6.40	$508,509	$509,262	$(753)
2023
Three Months Ended March 31,	$1.38	$111,986	$112,189	$(203)
Three Months Ended June 30,	1.38	110,383	110,147	236
Three Months Ended September 30,	1.38	109,847	109,408	439
Three Months Ended December 31,	1.38	109,887	109,399	488
Year Ended December 31,	$5.52	$442,103	$441,143	$960

Common Stock
The following table presents activity related to shares of common stock issued and repurchased for the periods indicated:

	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Balance At December 31, 2022	133,623,005	(53,663,016)	79,959,989
Dividend payable/paid	46	—	46
Common stock issued	188,798	—	188,798
Shares withheld for tax withholding	—	(81,789)	(81,789)
Shares repurchased under stock repurchase programs	—	(979,623)	(979,623)
Shares issued to Directors	5,483	(1,692)	3,791
Balance At December 31, 2023	133,817,332	(54,726,120)	79,091,212
Dividend payable/paid	104	—	104
Common stock issued	257,385	—	257,385
Shares withheld for tax withholding	—	(121,871)	(121,871)
Shares repurchased under stock repurchase programs	—	(1,506,682)	(1,506,682)
Shares issued to Directors	5,034	19,406	24,440
Balance At December 31, 2024	134,079,855	(56,335,267)	77,744,588
Dividend payable/paid	87	—	87
Common stock issued	237,775	—	237,775
Shares withheld for tax withholding	—	(99,973)	(99,973)
Shares repurchased under stock repurchase programs	—	(4,322,322)	(4,322,322)
Shares issued to Directors	2,116	912	3,028
Balance At December 31, 2025	134,319,833	(60,756,650)	73,563,183
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
Subsequent to December 31, 2025, the Company granted approximately 0.3 million awards to a portion of its employees in the form of RSUs, PSUs and PSOs. The aggregate fair value of the awards was approximately $125 million. The RSUs granted in 2026 primarily vest at the end of a three-year service period and primarily all are subject to a performance condition based on the level of achievement of a net new recurring subscription sales performance goal, measured over a one-year period. The PSUs granted in 2026 vest at the end of a three-year service period, are subject to a one-year sale restriction and are also subject to a market condition based on the achievement of an absolute total shareholder return compounded annual growth rate, measured over a three-year period. The PSOs granted in 2026 vest and become exercisable at the end of a three-year service period and are subject to a performance condition based on the combined level of achievement of a cumulative revenue performance goal and a cumulative adjusted EPS performance goal, each measured over a three-year period.

The following table presents the amount of share-based compensation expense by category for the periods indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cost of revenues	$32,242	$27,518	$19,447
Selling and marketing	25,948	20,863	17,392
Research and development	15,105	15,049	9,625
General and administrative	38,542	32,935	26,233
Other expense (income)	—	—	346
Total share-based compensation expense	$111,837	$96,365	$73,043
The windfall tax benefits for share-based compensation expense related to RSUs, PSUs and exercised options (together, the “Share-based Awards”) granted to Company employees and to directors who are not employees of the Company were $7.2 million, $15.7 million and $11.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, $115.5 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to three years.
In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of common stock. As of December 31, 2025, 6.0 million shares of common stock were available for future grants under these plans.
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
The fair value of the PSUs on the award dates were estimated under the Monte Carlo method using the following weighted average assumptions:

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Risk free interest rate	4.20%	4.08%	3.75%
Historical stock price volatility	32.24%	32.57%	41.10%
Term (in years)	3.0	3.0	3.0
Discount of Lack of Marketability	7.0%	7.2%	9.0%
The risk-free interest rate was determined based on the U.S. Constant Maturity Treasury yield curve as of the valuation dates with a maturity commensurate with the terms. The expected stock price volatility was determined using historical volatility. Since the PSU awards are dividend-protected, the assumed dividend yield applied in the valuation was 0.0%.

The following table presents activity concerning the Company’s vested and unvested Share-based Awards applicable to its employees (share data in thousands) for the period indicated:

For the Year Ended December 31, 2025 (in thousands, except fair value data)	Number of Shares	Weighted Average Grant Date Fair Value
Vested and unvested Share-based Awards at December 31, 2024	485	$444.51
Granted	207	$440.32
Vested	(259)	$291.39
Canceled	(23)	$558.45
Vested and unvested Share-based Awards at December 31, 2025	410	$532.62

Vested and unvested Share-based Awards expected to vest	387	$530.25
The total fair value of Share-based Awards held by the Company’s employees that converted to MSCI common stock during the years ended December 31, 2025, 2024 and 2023 was $133.3 million, $159.3 million and $107.8 million, respectively.
Stock Option Awards
Certain Company employees have also been granted stock option awards pursuant to a share-based compensation plan. Outstanding stock option awards include PSOs and PPOs. On the award date, the fair value of PSOs were estimated using the Black-Scholes pricing model, while the fair value of PPOs were estimated using a lattice model. We utilized a different model for PPOs because they did not meet the criteria to qualify for the simplified method provided by the SEC to estimate expected life. The estimated fair value of PSOs were calculated using the following weighted average assumptions:

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Risk-free interest rate	4.34%	3.94%	3.44%
Expected stock volatility	34.59%	33.96%	32.81%
Expected life (in years)	6.5	6.5	6.5
Expected dividend yield	1.22%	1.07%	1.00%
The estimated fair value of PPOs were calculated using the following weighted average assumptions: risk-free interest rate of 4.47%, expected stock volatility of 30.41%, expected life of 8.3 years, and expected dividend yield of 1.22%.
The determination of inputs for PSOs and PPOs was consistent, with the exception of the estimate of expected life. The risk-free interest rate was determined based on the U.S. Constant Maturity Treasury yield curve as of the valuation date with a term commensurate with the expected life of the stock option award. The expected stock price volatility was calculated using historical volatility. For PSOs, because the Company does not have sufficient historical exercise data, we utilized the simplified method provided by the SEC to calculate the expected life as the average of the contractual term and vesting period. For PPOs, the expected life was derived from the output of an option valuation model. The expected dividend yield was calculated by annualizing the most recent cash dividend declared by the Company’s Board of Directors at grant date and dividing by the closing stock price on the grant date.

The following table presents activity concerning the Company’s unvested PSOs, unvested PPOs and exercisable options, related to its employees (share data in thousands):

For the Year Ended December 31, 2025 (in thousands, except fair value data)	Number of Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value(1)
Vested and unvested stock option awards at December 31, 2024	370	$570.19
Granted	282	$814.90
Exercised	(13)	$549.83
Canceled or forfeited	(24)	$582.05
Vested and unvested stock option awards at December 31, 2025	615	$682.32	8.0	$5,471

Exercisable stock option awards at December 31, 2025	97	$549.83	6.1	$2,317

Unvested stock option awards expected to vest	577	$665.73	8.4	$5,463
_____________________________
(1)Calculated using the closing stock price on the last trading day of fiscal 2025, less the option exercise price, multiplied by the number of vested and unvested stock options and for unvested PSOs multiplied by the expected payout %.
There were no exercisable stock options during the years ended December 31, 2024 and 2023.
12. INCOME TAXES
The following table presents the components of income before provision for income taxes by domestic and foreign operations for the periods indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Domestic	$818,443	$859,706	$643,492
Foreign(1)	675,813	496,462	725,569
Total income before provision for income taxes	$1,494,256	$1,356,168	$1,369,061
______________________________
(1)Foreign income before provision for income taxes is defined as income generated from operations located outside the U.S., which includes income from foreign branches of U.S. companies.

The components of provision for (benefit from) income taxes consisted of:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Current
U.S. federal	$95,326	$115,012	$93,475
U.S. state and local	14,758	17,534	40,567
Non U.S.	135,193	98,581	101,685
Total current tax provision/(benefit)	245,277	231,127	235,727
Deferred
U.S. federal	42,268	14,002	(1,985)
U.S. state and local	8,942	3,504	(558)
Non U.S.	(4,536)	(1,593)	(12,715)
Total deferred tax provision/(benefit)	46,674	15,913	(15,258)
Provision for income taxes	$291,951	$247,040	$220,469

The following table reconciles the U.S. federal statutory income tax rate to the effective income tax rate:

	Years Ended
	December 31, 2025		December 31, 2024		December 31, 2023
(in thousands)	$ Amount	%	$ Amount	%	$ Amount	%
U.S. federal statutory income tax rate	$313,794	21.0%	$284,795	21.0%	$287,503	21.0%
State and local income taxes, net of federal income tax effect(1)	(3,708)	(0.3%)	16,638	1.2%	31,643	2.3%
Foreign tax effects
Switzerland
Statutory tax rate differential	(29,465)	(2.0%)	(17,433)	(1.3%)	(32,999)	(2.4%)
Recognition of tax basis intangibles	—	—%	—	—%	(14,979)	(1.1%)
Other	4,177	0.3%	3,908	0.3%	(2,268)	(0.2%)
Cayman Islands
Statutory tax rate differential	—	—%	—	—%	(18,433)	(1.3%)
Other foreign jurisdictions	15,717	1.0%	15,890	1.1%	3,969	0.3%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%	—	—%
Effects of cross-border tax laws
Foreign-derived intangible income	(33,522)	(2.2%)	(36,966)	(2.7%)	(12,245)	(0.9%)
General basket foreign tax credits	(27,472)	(1.8%)	(21,488)	(1.6%)	—	—%
Other	1,952	0.1%	6,321	0.3%	7,857	0.6%
Tax credits
Research and development credits	(7,912)	(0.5%)	(3,195)	(0.2%)	(7,276)	(0.5%)
Changes in valuation allowances	(3,496)	(0.2%)	3,496	0.3%	—	—%
Nontaxable or nondeductible items	6,447	0.4%	6,469	0.5%	1,109	0.1%
Changes in unrecognized tax benefits	25,274	1.7%	(545)	—%	4,483	0.3%
Other adjustments
Impact of internal legal entity restructuring	33,359	2.2%	—	—%	—	—%
Impact of Burgiss step acquisition(2)	—	—%	(1,132)	—%	(21,631)	(1.6%)
Excess share-based compensation	(3,194)	(0.2%)	(9,718)	(0.7%)	(6,264)	(0.5%)
Effective income tax rate	$291,951	19.5%	$247,040	18.2%	$220,469	16.1%
_____________________________
(1)State taxes in New York, New York City, California and Illinois make up the majority (greater than 50 percent) of the tax effect in this category. In 2025, the Company recognized the benefit of prior year refund claims.
(2)On October 2, 2023, the Company acquired the remaining 66.4% interest in Burgiss (the “step acquisition”).

The amount of income taxes paid by the Company consisted of:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Federal	$101,122	$97,857	$116,720
State and local
New York City	3,070	10,622	11,654
Other	18,685	19,301	29,215
Foreign
Switzerland	36,328	30,235	49,846
United Kingdom	32,952	19,105	19,105
Other	30,111	23,908	13,939
Total	$222,268	$201,028	$240,479
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024, were as follows:

	As of
(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Employee compensation and benefit plans	$48,305	$37,351
Tax credit carryforwards	41,770	28,075
Capitalized expenses	30,331	70,920
Lease liabilities	29,881	32,330
Loss carryforwards	8,176	7,059
Other	32,682	11,856
Gross deferred tax assets	191,145	187,591
Less: valuation allowance	(1,382)	(4,880)
Total deferred tax assets	$189,763	$182,711
Deferred tax liabilities:
Intangible assets	$(116,164)	$(115,877)
Property, equipment and leasehold improvements, net	(44,848)	(37,542)
Deferred gain	(38,124)	—
Right of use assets	(23,596)	(25,247)
Other	(14,074)	(5,147)
Unremitted foreign earnings	(8,724)	(5,895)
Total deferred tax liabilities	$(245,530)	$(189,708)
Net deferred tax assets/(liabilities)	$(55,767)	$(6,997)
The Company believes the majority of the deferred tax assets at December 31, 2025 are more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates. Valuation allowances have been provided where tax attributes do not meet recognition criteria.
The Company has tax credit carryforwards, primarily comprised of U.S. Corporate Alternative Minimum Tax (CAMT) and foreign tax credits. Net operating loss carryforwards were $29.8 million with a tax value of $8.2 million and $28.4 million with a tax value of $7.1 million as of December 31, 2025 and 2024, respectively. The majority of tax attributes may be utilized over an indefinite life.

As of December 31, 2025, the Company has provided for applicable state income and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries.
The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments.
The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2025, 2024 and 2023:

	Years Ended
Gross unrecognized tax benefits (in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$32,313	$33,801	$32,523
Increases based on tax positions related to the current period	4,601	3,068	5,028
Increases based on tax positions related to prior periods	23,400	5,363	1,961
Decreases based on tax positions related to prior periods	(34)	(427)	—
Decreases related to settlements with taxing authorities	(310)	(8,940)	(5,711)
Decreases related to a lapse of applicable statute of limitations	(466)	(552)	—
Ending balance	$59,504	$32,313	$33,801
The Company recognized $3.7 million, $0.0 million and $3.4 million of net interest and penalties in the Consolidated Statement of Income with respect to unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023, respectively. The amount of accrued interest and penalties, which includes interest and penalties related to uncertain tax positions and accrued income tax expense, recorded on the Consolidated Statement of Financial Condition was $7.3 million, $3.6 million and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company is under or open to examination by the IRS and other tax authorities in certain jurisdictions, including U.S. federal, states in which the Company has significant operations (such as New York and California), and foreign jurisdictions (such as Switzerland and India). The tax years currently under or open to examination vary by jurisdiction but include years ranging from 2008 onwards.
13. SEGMENT INFORMATION
ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available. This information is regularly evaluated by the chief operating decision maker (“CODM”) to allocate resources and assess performance. Through November 2025, MSCI’s Chief Executive Officer and its President and Chief Operating Officer together served as the CODM. Following the leadership transition announced in November 2025, under which the President and Chief Operating Officer roles were separated, our Chief Executive Officer serves as the sole CODM. This transition did not affect how the CODM reviews financial information on an operating segment basis to make operational decisions and assess financial performance.
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
The Index reportable segment provides equity and fixed income indexes. The indexes are used across the investment process, including the development of indexed financial products (e.g., ETFs, mutual funds, annuities, futures, options, structured products, over-the-counter derivatives), performance benchmarking, portfolio construction and rebalancing, asset allocation and creating custom indexes.
The Analytics reportable segment offers risk management, performance attribution, and portfolio management content, applications and services. These offerings provide clients with an integrated view of risk and return and tools for analyzing market, credit, liquidity, counterparty and climate risks across all major asset classes, including public and private securities, spanning short, medium and long term horizons. Clients can access Analytics tools and content through MSCI’s proprietary applications and application programming interfaces (APIs), third-party applications or directly via their own platforms.
We continue to develop new and improved tools and capabilities in response to the evolving needs of our clients. In addition, our analytics capabilities are helping fuel growth in key areas across our business, such as our factor indexes, climate risk reporting solutions and factor risk analytics on private assets.
The Sustainability and Climate reportable segment offers products and services that help institutional investors understand how sustainability considerations can impact the long-term risk and return of their portfolio and individual security-level investments. This segment also provides data, ratings, research and tools to assist investors navigate increasing regulation, meet new client demands and better integrate sustainability and climate considerations into their investment processes.
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
The Private Capital Solutions operating segment provides a suite of tools to support investors in overseeing investment portfolios across public and private assets. These include sourcing terms and conditions, evaluating operating performance of underlying portfolio companies, managing risk and other activities related to private capital investing.

The following table presents operating revenues, Adjusted EBITDA expenses and segment profitability and a reconciliation to net income for the periods indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating revenues
Index	$1,786,808	$1,596,145	$1,451,815
Analytics	714,397	675,089	615,956
Sustainability and Climate	353,915	326,601	287,568
Total reportable segment operating revenues	2,855,120	2,597,835	2,355,339
All Other – Private Assets	279,339	258,293	173,581
Total operating revenues	3,134,459	2,856,128	2,528,920

Adjusted EBITDA expense
Index	420,800	374,091	344,842
Analytics	371,867	346,794	341,081
Sustainability and Climate	225,438	221,893	195,890
Total reportable segment Adjusted EBITDA expense	1,018,105	942,778	881,813

Adjusted EBITDA
Index Adjusted EBITDA	1,366,008	1,222,054	1,106,973
Analytics Adjusted EBITDA	342,530	328,295	274,875
Sustainability and Climate Adjusted EBITDA	128,477	104,708	91,678
Total reportable segment profitability	1,837,015	1,655,057	1,473,526

Plus:
All Other – Private Assets(1)	69,437	61,427	49,425
Less:
Amortization of intangible assets	169,480	164,037	114,429
Depreciation and amortization of property, equipment and leasehold improvements	23,405	16,978	21,009
Impairment related to sublease of leased property	—	—	477
Acquisition-related integration and transaction costs(2)	—	6,951	2,427
Operating income	1,713,567	1,528,518	1,384,609
Other expense (income), net	219,311	172,350	15,548
Income before provision for income taxes	1,494,256	1,356,168	1,369,061
Provision for income taxes	291,951	247,040	220,469
Net income	$1,202,305	$1,109,128	$1,148,592
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

Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating revenues
Americas:
United States	$1,267,406	$1,168,998	$1,044,016
Other	140,702	128,950	111,965
Total Americas	1,408,108	1,297,948	1,155,981
Europe, the Middle East and Africa (“EMEA”):
United Kingdom	543,481	479,674	408,087
Other	698,498	632,133	569,032
Total EMEA	1,241,979	1,111,807	977,119
Asia & Australia:
Japan	127,611	114,157	100,823
Other	356,761	332,216	294,997
Total Asia & Australia	484,372	446,373	395,820
Total	$3,134,459	$2,856,128	$2,528,920
Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
(in thousands)	December 31, 2025	December 31, 2024
Long-lived assets
Americas:
United States	$270,984	$253,072
Other	6,576	7,558
Total Americas	277,560	260,630
EMEA:
United Kingdom	20,491	17,632
Other	24,235	22,157
Total EMEA	44,726	39,789
Asia & Australia:
Japan	413	874
Other	28,802	27,601
Total Asia & Australia	29,215	28,475
Total	$351,501	$328,894
14. SUBSEQUENT EVENTS
On January 27, 2026, the Board of Directors of the Company declared a quarterly dividend of $2.05 per share of common stock to be paid on February 27, 2026 to shareholders of record as of the close of trading on February 13, 2026.
Subsequent to December 31, 2025, the Company completed a multi-phase internal legal entity restructuring that commenced in 2025. As a result of the completion of the restructuring, the Company recognized a tax benefit of approximately $88 million in the first quarter of 2026. Accordingly, the Company will recognize a reduction to its net deferred tax liabilities in the first quarter of 2026 on the Statement of Financial Condition. The change to net deferred taxes is primarily comprised of an increase in deferred tax assets related to capitalized expenses of approximately $88 million and a decrease in deferred tax liabilities with respect to deferred intercompany gains recognized in 2025 of approximately $38 million. These estimates are subject to adjustment pending finalization of tax calculations.
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
Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, management, including the Company’s CEO and CFO, concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which appears on page 60 of this Annual Report on Form 10-K.

(c). Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended December 31, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.
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
Except for the information relating to our insider trading policies and procedures set forth in the preceding paragraph and our Executive Officers set forth in Part I of this Annual Report on Form 10-K, we incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2025.
Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policies is incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after December 31, 2025. Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.msci.com. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.
Item 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2025.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the additional information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2025.
Equity Compensation Plans
On March 6, 2025, the Board of Directors, upon the recommendation of the Compensation & Talent Management Committee of the Board of Directors (the “Compensation Committee”), approved the 2025 Omnibus Incentive Plan (the “2025 Omnibus Plan”), a cash and equity incentive compensation plan that was approved by shareholders at the Company’s 2025 annual meeting of shareholders. The 2025 Omnibus Plan replaced the Company’s then existing 2016 Omnibus Incentive Plan (as amended, the “2016 Omnibus Plan”) and the MSCI Inc. 2016 Non-Employee Directors Compensation Plan (the “2016 Directors Plan” and, together with the 2016 Omnibus Plan, the “2016 Plans”) and no further awards will be granted under the 2016 Plans. Under the MSCI Inc. Non-Employee Directors Deferral Plan, directors may elect to defer receipt of all or any portion of any shares of our common stock issuable upon conversion of any stock unit or any retainer elected to be paid in shares of our common stock until (i) 60 days following separation of service or (ii) the earlier of a specified date or 60 days following separation of service.
Pursuant to the 2025 Omnibus Plan, the Company reserved 6,639,951 shares of common stock for issuance; plus any additional shares which become available due to forfeiture, expiration or cancellation of outstanding awards, which were registered under the Securities Act following approval by the Company’s shareholders. This is in addition to currently outstanding awards under the 2016 Plans, which will remain outstanding under such plans.

The following table presents certain information with respect to our equity compensation plans at December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)(3)
Equity Compensation Plans Approved by Security Holders	1,717,118	$682.32	5,966,540
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,717,118	$682.32	5,966,540
______________________________
(1)Reflects the maximum number of shares issuable upon vesting of outstanding stock and option awards. Assuming target payout, the number of securities to be issued upon vesting is 1,024,851. The numbers include 1,017,433 shares of common stock issuable pursuant to awards outstanding under the 2016 Omnibus Plan and 699,685 shares of common stock issuable pursuant to awards outstanding under the 2025 Omnibus Plan.
(2)Does not reflect the unvested RSUs or PSUs included in column (a) because these awards have no exercise price.
(3)Represents shares available for future issuance under the 2025 Omnibus Plan. Upon shareholder approval of the 2025 Omnibus Plan, all shares remaining available under the 2016 Plans rolled over to the 2025 Omnibus Plan, and no further grants may be made under the 2016 Plans. Outstanding awards under the 2016 Plans that are subsequently forfeited or cancelled become available for issuance under the 2025 Omnibus Plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2025.
Item 14.    Principal Accountant Fees and Services
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2025.

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
(a)(3) Exhibits
The information required by this Item is set forth below.
EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	10-Q	001-33812	3.1	5/4/2012
3.2	Amended and Restated Bylaws	10-K	001-33812	3.2	2/9/2024
4.1	Form of Senior Indenture	S-3	333-206232	4.1	8/7/2015
4.2	Form of Subordinated Indenture	S-3	333-206232	4.2	8/7/2015
4.3	Form of Common Stock Certificate	10-Q	001-33812	4.1	5/4/2012
4.4	Indenture, dated as of November 7, 2019, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	11/7/2019
4.5	Form of Note for MSCI Inc. 4.000% Senior Notes due November 15, 2029 (included in Exhibit 4.4)	8-K	001-33812	4.2	11/7/2019
4.6	Indenture, dated as of March 4, 2020, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	3/4/2020
4.7	Form of Note for MSCI Inc. 3.625% Senior Notes due September 1, 2030 (included in Exhibit 4.6).	8-K	001-33812	4.2	3/4/2020
4.8	Indenture, dated as of May 26, 2020, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	5/26/2020
4.9	Form of Note for MSCI Inc. 3.875% Senior Notes due February 15, 2031 (included in Exhibit 4.8).	8-K	001-33812	4.2	5/26/2020
4.10	Indenture, dated as of May 14, 2021, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	5/14/2021
4.11	Form of Note for MSCI Inc. 3.625% Senior Notes due November 1, 2031 (included in Exhibit 4.10).	8-K	001-33812	4.2	5/14/2021
4.12	Indenture, dated as of August 17, 2021, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	8/17/2021

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
4.13	Form of Note for MSCI Inc. 3.250% Senior Notes due August 15, 2033 (included in Exhibit 4.12).	8-K	001-33812	4.2	8/17/2021
4.14	Indenture between MSCI Inc. and Wilmington Trust, National Association, as trustee, dated August 8, 2025	8-K	001-33812	4.1	8/8/2025
4.15	First Supplemental Indenture between MSCI Inc. and Wilmington Trust, National Association, as trustee, dated August 8, 2025	8-K	001-33812	4.2	8/8/2025
4.16	Form of Global Note representing the Company’s 5.250% Notes due 2035 (included in Exhibit 4.15)	8-K	001-33812	4.3	8/8/2025
4.17	Second Supplemental Indenture between MSCI Inc. and Wilmington Trust, National Association, as trustee, dated November 6, 2025	8-K	001-33812	4.2	11/6/2025
4.18	Form of Global Note representing the Company’s 5.150% Notes due 2036 (included in Exhibit 4.17)	8-K	001-33812	4.3	11/6/2025
4.19	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed Herewith
10.1*	Summary of Non-Employee Director Compensation	Filed Herewith
10.2*	Non-Employee Director Stock Ownership Guidelines	Filed Herewith
10.3*	MSCI Inc. Non-Employee Directors Deferral Plan, as amended	10-Q	001-33812	10.2	4/22/2025
10.4*	MSCI Inc. Change in Control Severance Plan, adopted May 28, 2015 and amended and restated November 2, 2023	10-K	001-33812	10.5	2/9/2024
10.5*	MSCI Inc. Executive Committee Stock Ownership Guidelines	10-Q	001-33812	10.2	7/22/2025
10.6*	MSCI Inc. 2016 Omnibus Incentive Plan	S-8	333-210987	99.1	4/28/2016
10.7*	MSCI Inc. 2025 Omnibus Incentive Plan	S-8	333-286760	99.1	4/25/2025
10.8*	MSCI Inc. Annual Incentive Plan	10-Q	001-33812	10.3	7/22/2025
10.9*	Form of 2024 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.22	2/9/2024
10.10*	Form of 2024 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.23	2/9/2024
10.11*	Form of 2024 Non-Qualified Performance Stock Option Award Agreement Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.24	2/9/2024
10.12*	Form of 2025 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.18	2/7/2025
10.13*	Form of 2025 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.19	2/7/2025
10.14*	Form of 2025 Non-Qualified Performance Stock Option Award Agreement Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.20	2/7/2025
10.15*	Form of 2025 Non-Qualified Stock Option Award Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.21	2/7/2025

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.16*	Form of 2025 Award Agreement for Restricted Stock Units for Non-Employee Directors Under the MSCI Inc. 2025 Omnibus Incentive Plan	10-Q	001-33812	10.4	7/22/2025
10.17*	Form of 2025 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2025 Omnibus Incentive Plan	10-Q	001-33812	10.5	7/22/2025
10.18*	Form of 2025 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2025 Omnibus Incentive Plan	10-Q	001-33812	10.6	7/22/2025
10.19*	Form of 2025 Non-Qualified Performance Stock Option Award Agreement Under the MSCI Inc. 2025 Omnibus Incentive Plan	10-Q	001-33812	10.7	7/22/2025
10.20*	Form of 2026 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2025 Omnibus Incentive Plan	Filed Herewith
10.21*	Form of 2026 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2025 Omnibus Incentive Plan	Filed Herewith
10.22*	Form of 2026 Non-Qualified Performance Stock Option Award Agreement Under the MSCI Inc. 2025 Omnibus Incentive Plan	Filed Herewith
10.23*	Offer Letter, executed March 11, 2014, by and between MSCI Inc. and Scott Crum	10-Q	001-33812	10.1	5/4/2018
10.24*	Offer Letter, executed September 24, 2020, between MSCI Inc. and Andrew C. Wiechmann	8-K	001-33812	10.1	9/25/2020
10.25*	Employment Letter, entered into on April 27, 2021, between MSCI Inc. and C.D. Baer Pettit.	10-Q	001-33812	10.2	4/28/2021
10.26*	Transition and Advisory Agreement, entered into on January 28, 2026, between MSCI Inc. and C.D. Baer Pettit	Filed Herewith
10.27	Third Amended and Restated Credit Agreement, dated as of August 20, 2025, among MSCI Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as Syndication Agent and L/C Issuer, and the other lenders party thereto.	8-K	001-33812	10.1	8/20/2025
10.28	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc.	8-K	001-33812	10.1	9/22/2011
10.29†#	Index License Agreement for Exchange Traded Funds, dated as of October 1, 2022, between MSCI Inc., MSCI Limited and BlackRock Fund Advisors	10-Q	001-33812	10.1	10/25/2022
10.30†#	Amendment to Index License Agreement for Exchange Traded Funds, dated as of January 27, 2026, between MSCI Inc., MSCI Limited and BlackRock Fund Advisors	8-K	001-33812	10.1	1/28/2026
19.1	MSCI Employee Trading Policy for Transactions in MSCI Inc. Securities	Filed Herewith
21.1	Subsidiaries of the Registrant	Filed Herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith
24.1	Powers of Attorney (included as part of Signature Page)	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished Herewith
97.1*	MSCI Inc. Financial Statement Compensation Recoupment Policy	10-K	001-33812	97.1	2/9/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith
104.DEF	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith
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
Date: February 6, 2026

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

Signature	Title	Date

/S/ HENRY A. FERNANDEZ	Chairman and Chief Executive Officer (principal executive officer)	February 6, 2026
Henry A. Fernandez

/S/ ANDREW C. WIECHMANN	Chief Financial Officer (principal financial officer)	February 6, 2026
Andrew C. Wiechmann

/S/ C. JACK READ	Chief Accounting Officer (principal accounting officer)	February 6, 2026
C. Jack Read

/S/ ROBERT G. ASHE	Director	February 6, 2026
Robert G. Ashe

/S/ ROBIN MATLOCK	Director	February 6, 2026
Robin Matlock

/S/ JACQUES P. PEROLD	Director	February 6, 2026
Jacques P. Perold

/S/ C.D. BAER PETTIT	Director and President	February 6, 2026
C.D. Baer Pettit

/S/ SANDY C. RATTRAY	Director	February 6, 2026
Sandy C. Rattray

/S/ LINDA H. RIEFLER	Director	February 6, 2026
Linda H. Riefler

/S/ MICHELLE SEITZ	Director	February 6, 2026
Michelle Seitz

/S/ MARCUS L. SMITH	Director	February 6, 2026
Marcus L. Smith

/S/ RAJAT TANEJA	Director	February 6, 2026
Rajat Taneja

/S/ PAULA VOLENT	Director	February 6, 2026
Paula Volent

/S/ JUNE YANG	Director	February 6, 2026
June Yang