Form 10-Q
period 2026-03-31
MSCI Inc.
filed 2026-04-21
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 14, 2026, there were 72.8 million shares of the registrant’s Common Stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED MARCH 31, 2026

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
In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and that could materially affect our actual results, levels of activity, performance or achievements. Such risks and uncertainties include those set forth under “Risk Factors” in Part I, Item 1A of the 2025 Annual Report on Form 10-K filed with the SEC on February 6, 2026. If any of these risks or uncertainties materialize, or if MSCI’s underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI projected. Any forward-looking statement reflects our current views with respect to future events, levels of activity, performance or achievements and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. MSCI assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law. Therefore, readers should carefully review the risk factors set forth in our Annual Report on Form 10-K and in other reports or documents we file from time to time with the SEC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in millions, except per share data)

	As of
	March 31,	December 31,
(unaudited)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3.6 and $3.7 at March 31, 2026 and December 31, 2025, respectively)	$385.3	$515.3
Accounts receivable (net of allowances of $7.1 and $6.4 at March 31, 2026 and December 31, 2025, respectively)	883.2	986.7
Prepaid income taxes	43.7	69.3
Prepaid and other assets	81.9	73.5
Total current assets	1,394.1	1,644.8
Property, equipment and leasehold improvements, net	87.3	87.3
Right of use assets	146.8	112.9
Goodwill	2,962.3	2,923.4
Intangible assets, net	851.0	832.5
Deferred tax assets	47.0	45.9
Other non-current assets	56.8	55.7
Total assets	$5,545.3	$5,702.5

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10.3	$15.3
Income taxes payable	56.5	74.4
Accrued compensation and related benefits	94.7	242.9
Other accrued liabilities	267.7	265.4
Deferred revenue	1,184.0	1,231.8
Total current liabilities	1,613.2	1,829.8
Long-term debt	6,403.8	6,202.3
Long-term operating lease liabilities	143.9	107.5
Deferred tax liabilities	24.6	101.6
Other non-current liabilities	133.9	115.8
Total liabilities	8,319.4	8,357.0

Commitments and Contingencies (see Note 7)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01; 100.0 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750.0 common shares authorized; 134.4 and 134.4 common shares issued and 72.9 and 73.6 common shares outstanding at March 31, 2026 and December 31, 2025, respectively)	1.3	1.3
Treasury shares, at cost (61.5 and 60.8 common shares held at March 31, 2026 and December 31, 2025, respectively)	(10,253.0)	(9,834.4)
Additional paid in capital	1,851.9	1,802.5
Retained earnings	5,684.7	5,427.6
Accumulated other comprehensive loss	(59.0)	(51.5)
Total shareholders’ equity (deficit)	(2,774.1)	(2,654.5)
Total liabilities and shareholders’ equity (deficit)	$5,545.3	$5,702.5
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended March 31,
(unaudited)	2026	2025
Operating revenues	$850.8	$745.8

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	141.8	136.8
Selling and marketing	85.7	78.7
Research and development	49.6	47.6
General and administrative	69.0	57.1
Amortization of intangible assets	41.9	43.9
Depreciation and amortization of property, equipment and leasehold improvements	5.9	4.7
Total operating expenses	393.9	368.8

Operating income	456.9	377.0

Interest income	(2.8)	(3.9)
Interest expense	69.1	46.5
Other expense (income)	1.4	3.3
Other expense (income), net	67.7	45.9

Income before provision for income taxes	389.2	331.1
Provision for income taxes	(16.8)	42.5
Net income	$406.0	$288.6

Earnings per share:
Basic	$5.54	$3.72
Diluted	$5.53	$3.71

Weighted average shares outstanding:
Basic	73.3	77.6
Diluted	73.4	77.8
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
(unaudited)	2026	2025
Net income	$406.0	$288.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(8.9)	7.5
Income tax effect	1.4	(0.7)
Foreign currency translation adjustments, net	(7.5)	6.8

Pension and other post-retirement adjustments	—	0.5
Income tax effect	—	—
Pension and other post-retirement adjustments, net	—	0.5
Other comprehensive (loss) income, net of tax	(7.5)	7.3
Comprehensive income	$398.5	$295.9
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in millions)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025	$1.3	$(9,834.4)	$1,802.5	$5,427.6	$(51.5)	$(2,654.5)
Net income				406.0		406.0
Dividends declared ($2.05 per common share)				(148.9)		(148.9)
Dividends paid in shares			—			—
Other comprehensive income (loss), net of tax					(7.5)	(7.5)
Common stock issued	—					—
Shares withheld for tax withholding and exercises		(15.5)				(15.5)
Exercise of stock options	—		1.3			1.3
Compensation payable in common stock			48.1			48.1
Common stock repurchased and held in treasury		(403.1)				(403.1)
Common stock issued to Directors and (held in)/released from treasury		—				—
Balance at March 31, 2026	$1.3	$(10,253.0)	$1,851.9	$5,684.7	$(59.0)	$(2,774.1)

Balance at December 31, 2024	$1.3	$(7,334.3)	$1,683.7	$4,780.3	$(71.0)	$(940.0)
Net income				288.6		288.6
Dividends declared ($1.80 per common share)				(141.4)		(141.4)
Dividends paid in shares			—			—
Other comprehensive income (loss), net of tax					7.3	7.3
Common stock issued	—					—
Shares withheld for tax withholding and exercises		(57.7)				(57.7)
Exercise of stock options	—		0.4			0.4
Compensation payable in common stock			40.4			40.4
Common stock repurchased and held in treasury		(156.2)				(156.2)
Common stock issued to Directors and (held in)/released from treasury		—				—
Balance at March 31, 2025	$1.3	$(7,548.2)	$1,724.5	$4,927.5	$(63.7)	$(958.6)
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
(unaudited)	2026	2025
Cash flows from operating activities
Net income	$406.0	$288.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	41.9	43.9
Stock-based compensation expense	47.7	40.0
Depreciation and amortization of property, equipment and leasehold improvements	5.9	4.7
Amortization of right of use assets	6.8	5.9
Amortization of debt origination fees	1.8	1.3
Deferred taxes	(82.5)	3.4
Other adjustments	(5.2)	7.3
Changes in assets and liabilities:
Accounts receivable	102.1	73.2
Prepaid income taxes	25.5	(4.2)
Prepaid and other assets	(9.3)	(7.0)
Other non-current assets	(1.3)	(9.6)
Accounts payable	(6.2)	(5.9)
Income taxes payable	(17.8)	32.8
Accrued compensation and related benefits	(146.6)	(127.1)
Other accrued liabilities	(15.2)	9.0
Deferred revenue	(46.2)	(46.9)
Long-term operating lease liabilities	(6.0)	(6.7)
Other non-current liabilities	4.9	(0.9)
Other	0.5	(0.1)
Net cash provided by operating activities	306.8	301.7

Cash flows from investing activities
Capitalized software development costs	(26.0)	(21.3)
Capital expenditures	(2.8)	(11.6)
Business acquisitions, net of cash acquired	(41.7)	—
Net cash used in investing activities	(70.5)	(32.9)

Cash flows from financing activities
Repurchase of common stock held in treasury	(414.8)	(213.1)
Payment of dividends	(150.5)	(143.8)
Repayment of borrowings	(175.0)	(65.0)
Proceeds from borrowings	375.0	100.0
Proceeds from exercise of stock options	1.3	0.4
Payment of contingent consideration and deferred purchase price from acquisitions	(0.5)	(0.2)
Net cash (used in) provided by financing activities	(364.5)	(321.7)

Effect of exchange rate changes	(1.8)	4.2

Net (decrease) increase in cash, cash equivalents and restricted cash	(130.0)	(48.7)
Cash, cash equivalents and restricted cash, beginning of period	515.3	409.4
Cash, cash equivalents and restricted cash, end of period	$385.3	$360.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$79.0	$33.6
Cash paid for income taxes, net of refunds received	$55.8	$11.2

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$6.0	$10.6
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. INTRODUCTION AND BASIS OF PRESENTATION
MSCI Inc., together with its wholly owned subsidiaries (the “Company” or “MSCI”), provides research-based data, analytics and indexes, supported by advanced technology, that set standards for global investors and help our clients understand risks and opportunities, make better investment decisions and unlock innovation. The Company’s products and services include indexes; portfolio construction and risk management tools; sustainability and climate solutions; and private asset data and analytics.
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. If not materially different, certain note disclosures included therein have been omitted from these interim condensed consolidated financial statements.
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
In the first quarter of 2026, the Company changed the presentation of our financial statements and accompanying footnote disclosure from thousands to millions, and as a result, any necessary rounding adjustments have been made to prior period disclosed amounts.
Concentrations
For the three months ended March 31, 2026 and 2025, BlackRock, Inc. (“BlackRock”) accounted for 11.7% and 10.3% of the Company’s consolidated operating revenues, respectively. For the three months ended March 31, 2026 and 2025, BlackRock accounted for 19.7% and 17.8% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within Analytics, Sustainability and Climate or All Other – Private Assets for the three months ended March 31, 2026 and 2025.
Allowance for Credit Losses
Changes in the allowance for credit losses from December 31, 2024 to March 31, 2026 were as follows:

(in millions)	Amount
Balance as of December 31, 2024	$5.3
Addition to credit loss expense	4.0
Write-offs, net of recoveries	(2.9)
Balance as of December 31, 2025	$6.4
Addition to credit loss expense	0.8
Write-offs, net of recoveries	(0.1)
Balance as of March 31, 2026	$7.1

2. RECENT ACCOUNTING PRONOUNCEMENTS
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
In July 2025, the FASB issued Accounting Standards Update No. 2025-05 “Financial Instruments—Credit Losses (Topic 326)” or ASU 2025-05. The amendments in ASU 2025-05 permit entities to elect a practical expedient when estimating expected credit losses on accounts receivable and contract assets. Under this election, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material effect on the Company’s consolidated financial statements.
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
In November 2025, the FASB issued Accounting Standards Update No. 2025-09 “Derivatives and Hedging (Topic 815)” or ASU 2025-09. The amendments in ASU 2025-09 clarify aspects of the guidance on hedge accounting and address incremental hedge accounting issues arising from the global reference rate reform initiative. ASU 2025-09 is effective for the Company’s Annual Report on Form 10-K and interim periods for the year ended December 31, 2027, with early adoption permitted. The amendments must be applied prospectively. The Company does not expect the adoption to have a material effect on its consolidated financial statements.
In November 2025, the FASB issued Accounting Standards Update No. 2025-11 “Interim Reporting (Topic 270)” or ASU 2025-11. The amendments in ASU 2025-11 improve guidance in Topic 270 and clarify disclosure requirements for interim reporting periods without changing the fundamental nature of interim reporting. ASU 2025-11 is effective for the Company’s interim reporting periods for the year ended December 31, 2028, with early adoption permitted. The amendments can be applied prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.
3. REVENUE RECOGNITION
MSCI’s operating revenues are reported by product type and each product type may have different timing for recognizing revenue. The Company’s operating revenue types are recurring subscriptions, asset-based fees and non-recurring revenues. The Company also disaggregates operating revenues by segment.
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months Ended March 31, 2026
	Segments
(in millions)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$254.2	$183.2	$90.9	$71.9	$600.2
Asset-based fees	224.5	—	—	—	224.5
Non-recurring	17.6	6.8	1.0	0.7	26.1
Total	$496.3	$190.0	$91.9	$72.6	$850.8

	For the Three Months Ended March 31, 2025
	Segments
(in millions)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$233.3	$169.8	$82.7	$66.8	$552.6
Asset-based fees	177.4	—	—	—	177.4
Non-recurring	11.0	2.4	1.9	0.5	15.8
Total	$421.7	$172.2	$84.6	$67.3	$745.8
The tables that follow present the change in accounts receivable, net of allowances, and current deferred revenue between the dates indicated:

(in millions)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2025)	$986.7	$1,231.8
Closing (March 31, 2026)	883.2	1,184.0
Increase/(decrease)	$(103.5)	$(47.8)

(in millions)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2024)	$820.7	$1,123.4
Closing (March 31, 2025)	749.2	1,082.5
Increase/(decrease)	$(71.5)	$(40.9)
Deferred revenue primarily represents subscription fees billed in advance of the related performance period. For the three months ended March 31, 2026 and 2025, the Company recognized $491.9 million and $447.3 million, respectively, of revenue that was included in the deferred revenue balance as of the beginning of each period. The decrease in the Company’s deferred revenue balance during the period was primarily driven by revenue recognized on existing contracts, partially offset by new billings.
As of March 31, 2026 and December 31, 2025, long-term deferred revenue of $33.0 million and $34.0 million, respectively, was included in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
March 31,
(in millions)	2026
First 12-month period	$1,170.5
Second 12-month period	751.0
Third 12-month period	348.5
Periods thereafter	213.0
Total	$2,483.0
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, stock options, restricted stock units, performance stock units, and performance stock options.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Net income	$406.0	$288.6

Basic weighted average common shares outstanding	73.3	77.6
Effect of dilutive securities	0.1	0.2
Diluted weighted average common shares outstanding	73.4	77.8

Earnings per common share:
Basic	$5.54	$3.72
Diluted	$5.53	$3.71
5. ACQUISITIONS
On February 27, 2026, MSCI completed the acquisition of Vantager (“Vantager”), an AI-enabled platform that supports pre-investment due diligence, data extraction and reporting for private markets investors. Vantager is a part of the Private Capital Solutions operating segment.
On March 2, 2026, MSCI completed the acquisition of Compass Financial Technologies (“Compass”), an index services provider that supports the calculation and development of multi-asset and alternative asset class indexes. Compass is a part of the Index operating segment.
In connection with these acquisitions, the aggregate purchase price was $71.4 million. The preliminary acquired balances related to the acquisitions consisted of $36.5 million in intangible assets and $42.7 million in goodwill, with a weighted average amortization period of intangible assets of 7.1 years.
Goodwill recognized for the Vantager and Compass acquisitions reflects expected synergies from the acquired technology platforms and is not deductible for income tax purposes.
The Vantager and Compass acquisitions each included contingent consideration as a component of the aggregate purchase price. The fair values of the contingent consideration were determined based on management estimates and assumptions which primarily included forecasted product sales, probability of achievement of certain integration targets and discount rates. The Company classifies these liabilities as Level 3 within the fair value hierarchy, as the measurement is based on inputs that are not observable in the market. As of March 31, 2026, the fair value of the contingent consideration was $34.3 million, of which $17.9 million is included in “Other accrued liabilities” and $16.4 million is included in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.
Changes in the Company’s Level 3 financial liabilities for the periods indicated were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Beginning balance	$14.6	$28.6
Additions of contingent consideration[1]	20.5	—
Change in fair value	(0.3)	0.5
Payments	(0.5)	—
Ending Balance	$34.3	$29.1
___________________________
1Reflects balance of contingent consideration at acquisition date fair value.

6. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table shows the changes in our goodwill balances from December 31, 2025 to March 31, 2026:

	Segments
(in millions)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2025	$1,231.1	$296.9	$86.3	$1,309.1	$2,923.4
Acquisitions[1]	31.1	—	—	11.6	42.7
Foreign exchange translation adjustment	(2.6)	—	(0.7)	(0.5)	(3.8)
Goodwill at March 31, 2026	$1,259.6	$296.9	$85.6	$1,320.2	$2,962.3
___________________________
1Reflects the opening balance sheet impacts of the acquisitions of Vantager and Compass.
Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended March 31,
(in millions)	2026	2025
Amortization expense of acquired intangible assets	$19.6	$25.8
Amortization expense of internally developed capitalized software	22.3	18.1
Total amortization of intangible assets expense	$41.9	$43.9
The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	March 31, 2026			December 31, 2025
(in millions)	Gross intangible assets	Accumulated amortization	Net intangible assets	Gross intangible assets	Accumulated amortization	Net intangible assets
Customer relationships	$723.0	$(411.3)	$311.7	$716.2	$(406.7)	$309.5
Proprietary data	461.1	(156.9)	304.2	455.6	(147.5)	308.1
Acquired technology and software	279.6	(217.5)	62.1	258.2	(213.7)	44.5
Trademarks	209.1	(190.9)	18.2	209.1	(189.9)	19.2
Internally developed capitalized software	432.1	(277.3)	154.8	407.7	(256.5)	151.2
Total	$2,104.9	$(1,253.9)	$851.0	$2,046.8	$(1,214.3)	$832.5
The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2026 and succeeding years:

Years Ending December 31, (in millions)	Amortization Expense
Remainder of 2026	$122.6
2027	135.3
2028	104.3
2029	78.4
2030	72.1
Thereafter	338.3
Total	$851.0

7. DEBT
As of March 31, 2026, the Company had outstanding an aggregate of $6.0 billion in senior unsecured notes (collectively, the “Senior Notes”) and $500.0 million of revolving loans under the Revolving Credit Facility (as defined below) as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
(in millions)	Maturity Date	March 31, 2026	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000.0	$996.1	$995.8	$970.0	$980.0
3.625% senior unsecured notes due 2030	September 1, 2030	900.0	897.1	896.9	851.4	861.3
3.875% senior unsecured notes due 2031	February 15, 2031	1,000.0	994.6	994.3	947.0	963.0
3.625% senior unsecured notes due 2031	November 1, 2031	600.0	596.3	596.2	555.6	564.6
3.250% senior unsecured notes due 2033	August 15, 2033	700.0	695.0	694.9	609.7	630.0
5.250% senior unsecured notes due 2035	September 1, 2035	1,250.0	1,231.3	1,231.0	1,220.0	1,262.5
5.150% senior unsecured notes due 2036	March 15, 2036	500.0	493.4	493.2	482.0	499.5
Variable rate revolving loans [1]	August 20, 2030	500.0	500.0	300.0	495.0	297.0
Total debt		$6,450.0	$6,403.8	$6,202.3	$6,130.7	$6,057.9
___________________________
1As of March 31, 2026 there were $5.3 million in unamortized deferred financing fees associated with the variable rate revolving loan commitments under the Revolving Credit Facility of which $1.2 million is included in “Prepaid and other assets,” and $4.1 million is included in “Other non-current assets” on the Unaudited Condensed Consolidated Statement of Financial Condition.
Maturities of the Company’s principal debt payments as of March 31, 2026 are as follows:

(in millions)	Amounts
Remainder of 2026	$—
2027	—
2028	—
2029	1,000.0
2030	1,400.0
Thereafter	4,050.0
Total debt	$6,450.0
Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Revolving Loans
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
5.250% senior unsecured notes due 2035[1]	Semi-Annual	March 1
5.150% senior unsecured notes due 2036[2]	Semi-Annual	March 15
Variable rate revolving loans[3]	Variable	October 22
___________________________
1The first payment occurred on March 1, 2026.
2The first payment occurred on March 15, 2026.
3The first payment occurred on October 22, 2025.

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
As of March 31, 2026, the Company had $500.0 million of revolving loans outstanding under the Revolving Credit Facility. The Company may use the Revolving Credit Facility for general corporate purposes (including working capital and acquisitions and other transactions permitted under the Credit Agreement).
Interest on the revolving loans under the Credit Agreement accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin determined based on the credit ratings of the Company’s senior, unsecured long-term debt. As of March 31, 2026, the applicable margin was 0.50% for Base Rate loans, and 1.50% for SOFR loans. At March 31, 2026, the interest rate on the revolving loans under the Revolving Credit Facility was 5.2%.
In connection with the closings of the Senior Notes offerings, entry into the Prior Credit Agreement and the subsequent amendments thereto and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At March 31, 2026, $51.4 million of the deferred financing fees and premium remain unamortized, $1.2 million of which is included in “Prepaid and other assets,” $4.1 million of which is included in “Other non-current assets” and $46.1 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.
8. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Operating lease expenses	$8.2	$7.5
Variable lease costs	1.0	0.2
Short-term lease costs	0.2	0.1
Sublease income	(0.7)	(0.7)
Total lease costs	$8.7	$7.1

Maturities of the Company’s operating lease liabilities as of March 31, 2026 are as follows:

Maturity of Lease Liabilities	Operating
(in millions)	Leases
Remainder of 2026	$24.5
2027	29.9
2028	34.5
2029	24.8
2030	21.3
Thereafter	61.4
Total lease payments	$196.4
Less: Interest	(27.4)
Present value of lease liabilities	$169.0

Other accrued liabilities	$25.1
Long-term operating lease liabilities	$143.9
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	March 31,	December 31,
Lease Term and Discount Rate	2026	2025
Weighted-average remaining lease term (years)	6.4	5.5
Weighted-average discount rate	4.4%	4.2%
Other information related to the Company’s operating leases are as follows:

Other Information	Three Months Ended March 31,
(in millions)	2026	2025
Operating cash flows used for operating leases	$8.9	$8.2
Right of use assets obtained in exchange for new operating lease liabilities	$42.2	$4.2
9. SHAREHOLDERS’ EQUITY (DEFICIT)
This note reflects the share repurchases and related activity as well as share-based compensation activity recognized by the Company for all periods referenced.
Stock Repurchase Program
On October 25, 2025, the Board of Directors authorized a new stock repurchase program (the “2025 Repurchase Program”) for the repurchase of up to an aggregate of $3.0 billion worth of shares of MSCI’s common stock, which superseded and replaced the previously existing share repurchase program.
Share repurchases made pursuant to the 2025 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
As of March 31, 2026, there was $1.7 billion of available authorization remaining under the 2025 Repurchase Program.

Common Stock Dividends
The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Three months ended (in millions, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased[1]
March 31, 2026	$558	0.7	$399.3
March 31, 2025	$591	0.3	$155.4
___________________________
1The values in this column exclude the 1% excise tax incurred on share repurchases pursuant to the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statement of Shareholders’ Equity (Deficit).

The following table presents dividends declared per common share as well as total amounts declared for the periods indicated:

	Dividends Declared
(in millions, except per share data)	Per Share	Total Amount
Three Months Ended March 31, 2026	$2.05	$148.9
Three Months Ended March 31, 2025	$1.80	$141.4
Common Stock
The following table presents activity related to shares of common stock issued and repurchased during the three months ended March 31, 2026:

	Common Stock	Treasury	Common Stock
(in millions)	Issued	Stock	Outstanding
Balance at December 31, 2025	134.4	(60.8)	73.6
Dividend payable/paid	—	—	—
Common stock issued and exercise of stock options	—	—	—
Shares withheld for tax withholding	—	—	—
Shares repurchased under stock repurchase programs	—	(0.7)	(0.7)
Shares issued to directors	—	—	—
Balance at March 31, 2026	134.4	(61.5)	72.9
10. INCOME TAXES
The effective tax rate for the three months ended March 31, 2026 and 2025 was (4.3)% and 12.8%, respectively. The decrease in the effective tax rate was primarily driven by the completion of a multi-phased internal legal entity restructuring that commenced in fourth quarter 2025 and was completed during the three months ended March 31, 2026. Upon completion of the restructuring, the Company recognized an $88.0 million discrete tax benefit during the three months ended March 31, 2026.
The difference from the statutory tax rate in the prior period was primarily related to excess tax benefits recognized on the vesting of stock-based compensation and the benefit of prior year refund claims.
11. SEGMENT INFORMATION
ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available. This information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. MSCI’s Chief Executive Officer, who serves as the CODM, reviews financial information on an operating segment basis to make operational decisions and assess financial performance.

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
The Index reportable segment provides equity and fixed income indexes. The indexes are used across the investment process, including the development of indexed financial products (e.g., ETFs, mutual funds, annuities, futures, options, structured products and over-the-counter derivatives), performance benchmarking, portfolio construction and rebalancing, asset allocation and creating custom indexes.
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
The Sustainability and Climate reportable segment offers products and services that help institutional investors understand how sustainability considerations can impact the long-term risk and return of their portfolio and individual security-level investments. This segment also provides data, ratings, research and tools to assist investors in navigating increasing regulation, meeting new client demands and better integrating sustainability and climate considerations into their investment processes.
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

The following table presents operating revenues, Adjusted EBITDA expenses and segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended March 31,
(in millions)	2026	2025
Operating revenues
Index	$496.3	$421.7
Analytics	190.0	172.2
Sustainability and Climate	91.9	84.6
Total reportable segment operating revenues	778.2	678.5
All Other - Private Assets	72.6	67.3
Total operating revenues	850.8	745.8

Adjusted EBITDA expenses
Index	121.1	110.1
Analytics	107.2	96.2
Sustainability and Climate	58.9	60.8
Total reportable segment Adjusted EBITDA expense	287.2	267.1

Adjusted EBITDA
Index Adjusted EBITDA	375.2	311.6
Analytics Adjusted EBITDA	82.8	76.0
Sustainability and Climate Adjusted EBITDA	33.0	23.8
Total reportable segment profitability	491.0	411.4

Plus:
All Other - Private Assets[1]	13.7	14.2
Less:
Amortization of intangible assets	41.9	43.9
Depreciation and amortization of property, equipment and leasehold improvements	5.9	4.7
Operating income	456.9	377.0
Other expense (income), net	67.7	45.9
Income before provision for income taxes	389.2	331.1
Provision for income taxes	(16.8)	42.5
Net income	$406.0	$288.6
___________________________
1Revenue less segment expenses from segments below the segment reporting thresholds are attributable to Private Capital Solutions and Real Assets operating segments. Private Capital Solutions and Real Assets operating segments do not meet any of the segment reporting thresholds for determining reportable segments.

Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended March 31,
(in millions)	2026	2025
Operating revenues
Americas:
United States	$340.5	$302.4
Other	36.9	33.7
Total Americas	377.4	336.1

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	149.7	123.7
Other	188.2	169.1
Total EMEA	337.9	292.8

Asia & Australia:
Japan	37.1	30.2
Other	98.4	86.7
Total Asia & Australia	135.5	116.9

Total	$850.8	$745.8
12. SUBSEQUENT EVENTS
On April 20, 2026, the Board of Directors declared a quarterly cash dividend of $2.05 per share for the three months ending June 30, 2026 (“second quarter 2026”). The second quarter 2026 dividend is payable on May 29, 2026 to shareholders of record as of the close of trading on May 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K.
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
As of March 31, 2026, we served approximately 6,7001 clients in more than 100 countries.
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
For the three months ended March 31, 2026, our largest client organization by revenue, BlackRock, accounted for 11.7% of our consolidated operating revenues, with 96.0% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs and non-ETF products that are based on our indexes.
The discussion of our results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, unless otherwise indicated, is presented below. The results of operations for interim periods may not be indicative of future results.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K. There have been no significant changes in our accounting policies since the end of the fiscal year ended December 31, 2025 or critical accounting estimates applied in the fiscal year ended December 31, 2025.
Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product as follows: Index, Analytics, Sustainability and Climate and All Other – Private Assets.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended March 31,		% Change
(in millions)	2026	2025
Operating revenues:
Index
Recurring subscriptions	$254.2	$233.3	9.0%
Asset-based fees	224.5	177.4	26.6%
Non-recurring	17.6	11.0	60.0%
Index total	496.3	421.7	17.7%

Analytics
Recurring subscriptions	183.2	169.8	7.9%
Non-recurring	6.8	2.4	183.3%
Analytics total	190.0	172.2	10.3%

Sustainability and Climate
Recurring subscriptions	90.9	82.7	9.9%
Non-recurring	1.0	1.9	(47.4%)
Sustainability and Climate total	91.9	84.6	8.6%

All Other - Private Assets
Recurring subscriptions	71.9	66.8	7.6%
Non-recurring	0.7	0.5	40.0%
All Other - Private Assets total	72.6	67.3	7.9%

Total
Recurring subscriptions	600.2	552.6	8.6%
Asset-based fees	224.5	177.4	26.6%
Non-recurring	26.1	15.8	65.2%
Total operating revenues	$850.8	$745.8	14.1%
Total operating revenues increased 14.1% for the three months ended March 31, 2026. The $105.0 million increase was driven by $47.6 million higher recurring subscription revenues, $47.1 million higher asset-based fees and $10.3 million higher non-recurring revenues. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, total operating revenues would have increased 13.3%.
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
The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended March 31,		% Change
(in millions)	2026	2025
Operating expenses:
Cost of revenues	$141.8	$136.8	3.7%
Selling and marketing	85.7	78.7	8.9%
Research and development	49.6	47.6	4.2%
General and administrative	69.0	57.1	20.8%
Amortization of intangible assets	41.9	43.9	(4.6%)
Depreciation and amortization of property, equipment and leasehold improvements	5.9	4.7	25.5%
Total operating expenses	$393.9	$368.8	6.8%
Total operating expenses increased 6.8%. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, the increase would have been 3.8%.
Descriptions of MSCI’s operating expense categories are provided in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. The discussion below focuses on year-over-year changes and key drivers.
Cost of Revenues
Cost of revenues increased 3.7%, primarily driven by increases in non-compensation costs as a result of higher professional fees and market data costs.
Selling and Marketing
Selling and marketing expenses increased 8.9%, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs.
Research and Development
R&D expenses increased 4.2%, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs partially offset by increased capitalization of costs related to internally developed software projects. The increase was also driven by increases in non-compensation costs primarily as a result of higher professional fees.
General and Administrative
G&A expenses increased 20.8%, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended March 31,		% Change
(in millions)	2026	2025
Compensation and benefits	$252.5	$240.2	5.1%
Non-compensation expenses	93.6	80.0	17.0%
Amortization of intangible assets	41.9	43.9	(4.6%)
Depreciation and amortization of property, equipment and leasehold improvements	5.9	4.7	25.5%
Total operating expenses	$393.9	$368.8	6.8%
Compensation and Benefits
We had 6,319 employees as of March 31, 2026, compared to 6,184 employees as of March 31, 2025, reflecting a 2.2% increase in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of March 31, 2026, 71% of our employees were located in emerging market centers compared to 70% as of March 31, 2025.
Compensation and benefits costs increased 5.1%, primarily driven by increased headcount costs, partially offset by lower severance costs. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, compensation and benefits costs would have increased by 1.8%.
Non-Compensation Expenses
Non-compensation expenses increased 17.0%, primarily driven by higher professional fees, information technology and market data costs. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, non-compensation expenses would have increased by 14.0%.
Amortization of Intangible Assets
Amortization of intangible assets expense decreased 4.6%, driven by certain intangible assets becoming fully amortized during the prior year partially offset by higher amortization of internal use software.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements increased 25.5%, primarily driven by higher depreciation on computer and related equipment.
Total Other Expense (Income), Net
The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended March 31,		% Change
(in millions)	2026	2025
Interest income	$(2.8)	$(3.9)	(28.2%)
Interest expense	69.1	46.5	48.6%
Other expense (income)	1.4	3.3	(57.6%)
Total other expense (income), net	$67.7	$45.9	47.5%
Total other expense (income), net increased 47.5%, primarily driven by higher interest expense as a result of higher debt levels.

Income Taxes
The effective tax rate for the three months ended March 31, 2026 and 2025 was (4.3)% and 12.8%, respectively. The decrease in the effective tax rate was primarily driven by the completion of a multi-phased internal legal entity restructuring that commenced in fourth quarter 2025 and was completed during the three months ended March 31, 2026. Upon completion of the restructuring, the Company recognized an $88.0 million discrete tax benefit during the three months ended March 31, 2026.
Net Income
Net income for the three months ended March 31, 2026 was $406.0 million, compared to $288.6 million for the three months ended March 31, 2025, representing an increase of 40.7%. The change in net income was driven by the factors described above.
Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended March 31,		% Change
(in millions)	2026	2025
Weighted average shares outstanding:
Basic	73.3	77.6	(5.5%)
Diluted	73.4	77.8	(5.7%)
Common shares outstanding as of March 31, 2026 were 72.9 million, compared to 73.6 million as of December 31, 2025, representing a decrease of 1.0%. The decrease in weighted average shares and common shares outstanding for the three months ended March 31, 2026 reflects the impact of share repurchases made pursuant to the Company’s stock repurchase program, partially offset by the vesting of certain stock-based awards.
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

The following table presents non-GAAP Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(in millions)	2026	2025
Operating revenues	$850.8	$745.8
Adjusted EBITDA expenses	346.1	320.2
Adjusted EBITDA	$504.7	$425.6
Operating margin %	53.7%	50.6%
Adjusted EBITDA margin %	59.3%	57.1%
Reconciliation of Net Income to Adjusted EBITDA and Operating Expenses to Adjusted EBITDA Expenses
The following table presents the reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$406.0	$288.6
Provision for income taxes	(16.8)	42.5
Other expense (income), net	67.7	45.9
Operating income	456.9	377.0
Amortization of intangible assets	41.9	43.9
Depreciation and amortization of property, equipment and leasehold improvements	5.9	4.7
Consolidated Adjusted EBITDA	$504.7	$425.6

Index Adjusted EBITDA	$375.2	$311.6
Analytics Adjusted EBITDA	82.8	76.0
Sustainability and Climate Adjusted EBITDA	33.0	23.8
All Other - Private Assets Adjusted EBITDA	13.7	14.2
Consolidated Adjusted EBITDA	$504.7	$425.6

The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the periods indicated:

	Three Months Ended March 31,
(in millions)	2026	2025
Total operating expenses	$393.9	$368.8
Amortization of intangible assets	41.9	43.9
Depreciation and amortization of property, equipment and leasehold improvements	5.9	4.7
Consolidated Adjusted EBITDA expenses	$346.1	$320.2

Index Adjusted EBITDA expenses	$121.1	$110.1
Analytics Adjusted EBITDA expenses	107.2	96.2
Sustainability and Climate Adjusted EBITDA expenses	58.9	60.8
All Other - Private Assets Adjusted EBITDA expenses	58.9	53.1
Consolidated Adjusted EBITDA expenses	$346.1	$320.2

Segment Results
Index Segment
The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in millions)	2026	2025
Operating revenues:
Recurring subscriptions	$254.2	$233.3	9.0%
Asset-based fees	224.5	177.4	26.6%
Non-recurring	17.6	11.0	60.0%
Operating revenues total	496.3	421.7	17.7%
Adjusted EBITDA expenses	121.1	110.1	10.0%
Adjusted EBITDA	$375.2	$311.6	20.4%
Adjusted EBITDA margin %	75.6%	73.9%
Index operating revenues increased 17.7%, primarily driven by growth from asset-based fees as well as recurring subscriptions and non-recurring revenue. Adjusting for the impact of the acquisition of Compass and foreign currency exchange rate fluctuations, Index operating revenues would have increased 17.6%.
Operating revenues from recurring subscriptions increased 9.0%, primarily driven by growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 26.6%, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes increased by 33.1% and 13.1%, respectively, primarily driven by increases in average AUM, partially offset by decreases in average basis point fees.
The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Three Months Ended
	2025				2026
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,
AUM in ETFs linked to MSCI equity indexes(1) (2)	$1,783	$2,025	$2,211	$2,341	$2,403
Sequential Change in Value
Market Appreciation/(Depreciation)	$16	$193	$140	$63	$(41)
Cash Inflows	42	49	46	67	103
Total Change	$58	$242	$186	$130	$62
The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2025				2026
(in billions)	March	June	September	December	March
AUM in ETFs linked to MSCI equity indexes[1,2]
Quarterly average	$1,794	$1,869	$2,108	$2,274	$2,471
Year-to-date average	$1,794	$1,831	$1,924	$2,011	$2,471
___________________________
1The historical values of the AUM in ETFs linked to our equity indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Equity Indexes” on our Investor Relations homepage at http://ir.msci.com. This information is updated mid-month each month. Information contained on our website is not deemed part of or incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the SEC. The AUM in ETFs also includes AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.
2The value of AUM in ETFs linked to MSCI equity indexes is calculated by multiplying the equity ETF net asset value by the number of shares outstanding.
The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended March 31, 2026, was up $677 billion, or 37.7%, compared to the three months ended March 31, 2025.
Index segment Adjusted EBITDA expenses increased 10.0%, primarily driven by increases in non-compensation expenses as a result of higher professional fees. The increase was also driven by increases in compensation and benefits costs as a result of higher headcount costs. Adjusting for the impact of the acquisition of Compass and foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 6.5%.
Analytics Segment
The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in millions)	2026	2025
Operating revenues:
Recurring subscriptions	$183.2	$169.8	7.9%
Non-recurring	6.8	2.4	183.3%
Operating revenues total	190.0	172.2	10.3%
Adjusted EBITDA expenses	107.2	96.2	11.4%
Adjusted EBITDA	$82.8	$76.0	8.9%
Adjusted EBITDA margin %	43.6%	44.2%
Analytics operating revenues increased 10.3%, primarily driven by growth from recurring subscriptions related to both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 10.5%.
Analytics segment Adjusted EBITDA expenses increased 11.4%, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs. The change was also driven by increases in non-compensation expenses as a result of higher information technology costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 9.1%.
Sustainability and Climate Segment
The following table presents the results for the Sustainability and Climate segment for the periods indicated:

	Three Months Ended March 31,		% Change
(in millions)	2026	2025
Operating revenues:
Recurring subscriptions	$90.9	$82.7	9.9%
Non-recurring	1.0	1.9	(47.4%)
Operating revenues total	91.9	84.6	8.6%
Adjusted EBITDA expenses	58.9	60.8	(3.1%)
Adjusted EBITDA	$33.0	$23.8	38.7%
Adjusted EBITDA margin %	35.9%	28.2%
Sustainability and Climate operating revenues increased 8.6%, primarily driven by growth from recurring subscriptions related to Ratings and Climate products. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate operating revenues would have increased 3.7%.

Sustainability and Climate segment Adjusted EBITDA expenses decreased 3.1%, primarily driven by lower severance costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate segment Adjusted EBITDA expenses would have decreased 5.9%.
All Other – Private Assets
The following table presents the results for All Other – Private Assets for the periods indicated:

	Three Months Ended March 31,		% Change
(in millions)	2026	2025
Operating revenues:
Recurring subscriptions	$71.9	$66.8	7.6%
Non-recurring	0.7	0.5	40.0%
Operating revenues total	72.6	67.3	7.9%
Adjusted EBITDA expenses	58.9	53.1	10.9%
Adjusted EBITDA	$13.7	$14.2	(3.5%)
Adjusted EBITDA margin %	18.9%	21.1%
All Other – Private Assets operating revenues increased 7.9%, primarily driven by growth from recurring subscriptions in Private Capital Solutions related to Private Capital Intel and Total Plan Manager products. Adjusting for the impact of the acquisition of Vantager and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 5.3%.
All Other – Private Assets Adjusted EBITDA expenses increased 10.9%, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs. Adjusting for the impact of the acquisition of Vantager and foreign currency exchange rate fluctuations, All Other – Private Assets Adjusted EBITDA expenses would have increased 6.0%.
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

The following table presents Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
(in millions)	March 31, 2026	March 31, 2025	Run Rate Growth %	Organic Run Rate Growth %
Index:
Recurring subscriptions	$1,049.8	$948.4	10.7%	10.4%
Asset-based fees	872.0	697.2	25.1%	24.9%
Index total	1,921.8	1,645.6	16.8%	16.6%

Analytics	763.4	707.8	7.9%	7.4%

Sustainability and Climate	375.7	352.3	6.6%	4.2%

All Other - Private Assets	296.4	273.5	8.4%	7.8%

Total Run Rate	$3,357.3	$2,979.2	12.7%	12.1%

Recurring subscriptions total	$2,485.3	$2,282.0	8.9%	8.2%
Asset-based fees	872.0	697.2	25.1%	24.9%
Total Run Rate	$3,357.3	$2,979.2	12.7%	12.1%
Total Run Rate increased 12.7%, driven by a 8.9% increase from recurring subscriptions and a 25.1% increase from asset-based fees.
Run Rate from Index recurring subscriptions increased 10.7%, primarily driven by growth from market cap-weighted and custom Index products. The increase reflected growth across all regions.
Run Rate from Index asset-based fees increased 25.1%, driven by higher AUM in both ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes.
Run Rate from Analytics products increased 7.9%, driven by growth in both Multi-Asset Class and Equity Analytics products, and reflected growth across all regions, primarily led by hedge fund managers, banking and brokerages and asset managers client segments.
Run Rate from Sustainability and Climate products increased 6.6%, driven by growth in Ratings, Climate and Screening products, primarily attributable to EMEA.
Run Rate from All Other - Private Assets increased 8.4%, primarily driven by Private Capital Solutions related to Private Capital Transparency Data, Total Plan Manager and Private Capital Intel products. The increase reflected growth across all regions and was primarily driven by asset owner and asset manager client segments.
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

The following table presents our recurring subscription sales, cancellations and non-recurring sales for the periods indicated:

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Index
New recurring subscription sales	$32.8	$22.5
Subscription cancellations	(8.0)	(8.3)
Net new recurring subscription sales	$24.8	$14.2
Non-recurring sales	$16.7	$12.4
Total gross sales	$49.5	$34.9
Total Index net sales	$41.5	$26.6

Analytics
New recurring subscription sales	$17.1	$13.2
Subscription cancellations	(8.9)	(7.9)
Net new recurring subscription sales	$8.2	$5.3
Non-recurring sales	$2.7	$2.2
Total gross sales	$19.8	$15.4
Total Analytics net sales	$10.9	$7.5

Sustainability and Climate
New recurring subscription sales	$7.5	$7.2
Subscription cancellations	(6.6)	(4.7)
Net new recurring subscription sales	$0.9	$2.5
Non-recurring sales	$1.0	$1.9
Total gross sales	$8.5	$9.1
Total Sustainability and Climate net sales	$1.9	$4.4

All Other - Private Assets
New recurring subscription sales	$10.2	$9.7
Subscription cancellations	(4.5)	(5.6)
Net new recurring subscription sales	$5.7	$4.1
Non-recurring sales	$0.8	$1.1
Total gross sales	$11.0	$10.8
Total All Other - Private Assets net sales	$6.5	$5.2

Consolidated
New recurring subscription sales	$67.6	$52.6
Subscription cancellations	(28.0)	(26.5)
Net new recurring subscription sales	$39.6	$26.1
Non-recurring sales	$21.2	$17.6
Total gross sales	$88.8	$70.2
Total net sales	$60.8	$43.7

Retention Rate
The following table presents our Retention Rate for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Index	96.9%	96.5%
Analytics	95.3%	95.5%
Sustainability and Climate	93.0%	94.5%
All Other - Private Assets	93.8%	91.5%

Total	95.4%	95.3%
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
Senior Notes and Credit Agreement
As of March 31, 2026, we had an aggregate of $6.0 billion in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of March 31, 2026 an aggregate of $500.0 million in outstanding borrowings under the Revolving Credit Facility. See Note 7, “Debt,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and Revolving Credit Facility.
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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for four fiscal quarters following a material acquisition) and (2) during any Non-Investment Grade Covenant Period (as defined in the Credit Agreement), the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 3.00:1.00. As of March 31, 2026, our Consolidated Leverage Ratio was 2.94:1.00.
Share Repurchases
The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Three months ended (in millions, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased(1)
March 31, 2026	$558	0.7	$399.3
March 31, 2025	$591	0.3	$155.4
___________________________
1The values in this column exclude the 1% excise tax incurred on share repurchases pursuant to the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statement of Shareholders’ Equity (Deficit).
As of March 31, 2026, there was $1.7 billion of available authorization remaining under the 2025 Repurchase Program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On April 20, 2026, the Board of Directors declared a quarterly cash dividend of $2.05 per share for the three months ending June 30, 2026. The second quarter 2026 dividend is payable on May 29, 2026 to shareholders of record as of the close of trading on May 15, 2026.
Cash Flows
As of March 31, 2026, the Company had cash and cash equivalents of $385.3 million, compared to $515.3 million, as of December 31, 2025.
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of March 31, 2026 and December 31, 2025, $287.8 million and $335.7 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$306.8	$301.7
Net cash (used in) investing activities	(70.5)	(32.9)
Net cash (used in) provided by financing activities	(364.5)	(321.7)
Effect of exchange rate changes	(1.8)	4.2
Net (decrease) increase in cash, cash equivalents and restricted cash	$(130.0)	$(48.7)
Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by higher cash collections from customers, partially offset by higher cash expenses, interest payments and income taxes paid.
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
Cash Flows From Investing Activities
The year-over-year change was due to cash paid for acquisitions and capitalized software development costs.
Cash Flows From Financing Activities
The year-over-year change was primarily driven by higher share repurchases, partially offset by net proceeds from borrowings.
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2026 and 2025, 16% and 16%, respectively, of our revenues were subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 16% of non-U.S. dollar exposure for the three months ended March 31, 2026, 43% was in Euros, 30% was in British pounds sterling and 21% was in Japanese yen. Of the 16% of non-U.S. dollar exposure for the three months ended March 31, 2025, 43% was in Euros, 31% was in British pounds sterling and 18% was in Japanese yen.
Revenues from asset-based fees represented 26% and 24% of operating revenues for the three months ended March 31, 2026 and 2025, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 41% and 40% of our operating expenses for the three months ended March 31, 2026 and 2025, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints and Mexican pesos.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts, and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $1.0 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2025.
There have been no material changes to the risk factors and uncertainties known to the Company and disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2025, that, if they were to materialize or occur, would, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2026.
The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended March 31, 2026.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(3)
January 1, 2026 - January 31, 2026	89,585	$574.57	89,585	$2,066
February 1, 2026 - February 28, 2026	421,259	$559.08	396,399	$1,846
March 1, 2026 - March 31, 2026	229,927	$555.86	229,927	$1,718
Total	740,771	$559.96	715,911	$1,718
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
Item 5.    Other Information
During the three months ended March 31, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6.    Exhibits
EXHIBIT INDEX

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 9, 2024 and incorporated by reference herein)

†	10.1	MSCI Inc. Change in Control Severance Plan, adopted May 28, 2015 and amended and restated February 25, 2026

†	10.2	MSCI Inc. Executive Stock Ownership Guidelines

	10.3
Amendment to Index License Agreement for Exchange Traded Funds, dated as of January 27, 2026, between MSCI Inc., MSCI Limited and BlackRock Fund Advisors (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 28, 2026 and incorporated by reference herein)

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
Dated: April 21, 2026

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)