Form 10-Q
period 2026-06-30
MSCI Inc.
filed 2026-07-21
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 14, 2026, there were 72.7 million shares of the registrant’s Common Stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in millions, except per share data)

	As of
	June 30,	December 31,
(unaudited)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3.7 and $3.7 at June 30, 2026 and December 31, 2025, respectively)	$356.4	$515.3
Accounts receivable (net of allowances of $7.2 and $6.4 at June 30, 2026 and December 31, 2025, respectively)	884.4	986.7
Prepaid income taxes	104.0	69.3
Prepaid and other assets	91.4	73.5
Total current assets	1,436.2	1,644.8
Property, equipment and leasehold improvements, net	93.2	87.3
Right of use assets	141.5	112.9
Goodwill	2,974.2	2,923.4
Intangible assets, net	855.9	832.5
Deferred tax assets	45.7	45.9
Other non-current assets	55.8	55.7
Total assets	$5,602.5	$5,702.5

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17.2	$15.3
Income taxes payable	40.3	74.4
Accrued compensation and related benefits	157.2	242.9
Other accrued liabilities	254.1	265.4
Deferred revenue	1,136.9	1,231.8
Total current liabilities	1,605.7	1,829.8
Long-term debt	6,380.4	6,202.3
Long-term operating lease liabilities	138.9	107.5
Deferred tax liabilities	28.2	101.6
Other non-current liabilities	138.8	115.8
Total liabilities	8,292.0	8,357.0

Commitments and Contingencies (see Note 7)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01; 100.0 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750.0 common shares authorized; 134.5 and 134.4 common shares issued and 72.7 and 73.6 common shares outstanding at June 30, 2026 and December 31, 2025, respectively)	1.3	1.3
Treasury shares, at cost (61.8 and 60.8 common shares held at June 30, 2026 and December 31, 2025, respectively)	(10,400.0)	(9,834.4)
Additional paid in capital	1,889.9	1,802.5
Retained earnings	5,876.7	5,427.6
Accumulated other comprehensive loss	(57.4)	(51.5)
Total shareholders’ equity (deficit)	(2,689.5)	(2,654.5)
Total liabilities and shareholders’ equity (deficit)	$5,602.5	$5,702.5

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2026	2025	2026	2025
Operating revenues	$867.0	$772.7	$1,717.8	$1,518.5

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	149.9	137.7	291.7	274.5
Selling and marketing	87.4	78.2	173.1	156.9
Research and development	46.0	44.1	95.6	91.7
General and administrative	46.2	38.3	115.2	95.4
Amortization of intangible assets	43.8	43.7	85.7	87.6
Depreciation and amortization of property, equipment and leasehold improvements	6.2	5.4	12.1	10.1
Total operating expenses	379.5	347.4	773.4	716.2

Operating income	487.5	425.3	944.4	802.3

Interest income	(2.5)	(2.9)	(5.3)	(6.8)
Interest expense	71.0	46.2	140.1	92.7
Other expense (income)	1.7	4.2	3.1	7.5
Other expense (income), net	70.2	47.5	137.9	93.4

Income before provision for income taxes	417.3	377.8	806.5	708.9
Provision for income taxes	75.3	74.1	58.5	116.6
Net income	$342.0	$303.7	$748.0	$592.3

Earnings per share:
Basic	$4.70	$3.92	$10.24	$7.64
Diluted	$4.69	$3.92	$10.23	$7.63

Weighted average shares outstanding:
Basic	72.8	77.4	73.0	77.5
Diluted	72.9	77.5	73.1	77.7
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2026	2025	2026	2025
Net income	$342.0	$303.7	$748.0	$592.3
Other comprehensive income (loss):
Foreign currency translation adjustments	1.9	15.5	(7.0)	23.0
Income tax effect	(0.4)	(1.9)	1.0	(2.6)
Foreign currency translation adjustments, net	1.5	13.6	(6.0)	20.4

Pension and other post-retirement adjustments	0.1	—	0.1	0.5
Income tax effect	—	—	—	—
Pension and other post-retirement adjustments, net	0.1	—	0.1	0.5
Other comprehensive income (loss), net of tax	1.6	13.6	(5.9)	20.9
Comprehensive income	$343.6	$317.3	$742.1	$613.2
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in millions)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025	$1.3	$(9,834.4)	$1,802.5	$5,427.6	$(51.5)	$(2,654.5)
Net income				406.0		406.0
Dividends declared ($2.05 per common share)				(148.9)		(148.9)
Dividends paid in shares			—			—
Other comprehensive income (loss), net of tax					(7.5)	(7.5)
Common stock issued	—					—
Shares withheld for tax withholding		(15.5)				(15.5)
Exercise of stock options			1.3			1.3
Compensation payable in common stock			48.1			48.1
Common stock repurchased and held in treasury		(403.1)				(403.1)
Common stock issued to Directors and (held in)/released from treasury						—
Balance at March 31, 2026	1.3	(10,253.0)	1,851.9	5,684.7	(59.0)	(2,774.1)
Net income				342.0		342.0
Dividends declared ($2.05 per common share)				(150.0)		(150.0)
Dividends paid in shares			—			—
Other comprehensive income (loss), net of tax					1.6	1.6
Common stock issued						—
Shares withheld for tax withholding		—				—
Exercise of stock options			12.5			12.5
Compensation payable in common stock			25.5			25.5
Common stock repurchased and held in treasury		(146.3)				(146.3)
Common stock issued to Directors and (held in)/released from treasury		(0.7)				(0.7)
Balance at June 30, 2026	$1.3	$(10,400.0)	$1,889.9	$5,876.7	$(57.4)	$(2,689.5)
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in millions)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$1.3	$(7,334.3)	$1,683.7	$4,780.3	$(71.0)	$(940.0)
Net income				288.6		288.6
Dividends declared ($1.80 per common share)				(141.4)		(141.4)
Dividends paid in shares			—			—
Other comprehensive income (loss), net of tax					7.3	7.3
Common stock issued	—					—
Shares withheld for tax withholding		(57.7)				(57.7)
Exercise of stock options			0.4			0.4
Compensation payable in common stock			40.4			40.4
Common stock repurchased and held in treasury		(156.2)				(156.2)
Common stock issued to Directors and (held in)/released from treasury		—				—
Balance at March 31, 2025	1.3	(7,548.2)	1,724.5	4,927.5	(63.7)	(958.6)
Net income				303.7		303.7
Dividends declared ($1.80 per common share)				(140.0)		(140.0)
Dividends paid in shares			—			—
Other comprehensive income (loss), net of tax					13.6	13.6
Common stock issued						—
Shares withheld for tax withholding		(0.1)				(0.1)
Exercise of stock options	—		3.9			3.9
Compensation payable in common stock			23.4			23.4
Common stock repurchased and held in treasury		(132.5)				(132.5)
Common stock issued to Directors and (held in)/released from treasury		0.4				0.4
Balance at June 30, 2025	$1.3	$(7,680.4)	$1,751.8	$5,091.2	$(50.1)	$(886.2)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
(unaudited)	2026	2025
Cash flows from operating activities
Net income	$748.0	$592.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	85.7	87.6
Stock-based compensation expense	73.1	63.2
Depreciation and amortization of property, equipment and leasehold improvements	12.1	10.1
Amortization of right of use assets	14.3	12.1
Amortization of debt origination fees	3.7	2.6
Deferred taxes	(79.9)	1.6
Other adjustments	(3.3)	20.2
Changes in assets and liabilities:
Accounts receivable	99.7	36.6
Prepaid income taxes	(34.8)	(19.9)
Prepaid and other assets	(14.8)	2.1
Other non-current assets	(0.4)	(13.3)
Accounts payable	(4.8)	(3.8)
Income taxes payable	(34.2)	20.0
Accrued compensation and related benefits	(85.1)	(77.8)
Other accrued liabilities	0.5	6.4
Deferred revenue	(94.0)	(79.7)
Long-term operating lease liabilities	(12.7)	(13.8)
Other non-current liabilities	3.7	(8.2)
Other	0.8	(0.4)
Net cash provided by operating activities	677.6	637.9

Cash flows from investing activities
Capitalized software development costs	(59.4)	(44.5)
Capital expenditures	(13.8)	(22.9)
Business acquisitions, net of cash acquired	(58.8)	—
Other	—	(0.1)
Net cash used in investing activities	(132.0)	(67.5)

Cash flows from financing activities
Repurchase of common stock held in treasury	(583.2)	(351.6)
Payment of dividends	(300.0)	(283.5)
Repayment of borrowings	(400.0)	(214.9)
Proceeds from borrowings, net of discount	575.0	215.0
Payment of contingent consideration and deferred purchase price from acquisitions	(9.5)	(12.1)
Proceeds from exercise of stock options	13.8	4.3
Net cash (used in) financing activities	(703.9)	(642.8)

Effect of exchange rate changes	(0.6)	10.4

Net increase (decrease) in cash, cash equivalents and restricted cash	(158.9)	(62.0)
Cash, cash equivalents and restricted cash, beginning of period	515.3	409.3
Cash, cash equivalents and restricted cash, end of period	$356.4	$347.3

Supplemental disclosure of cash flow information:
Cash paid for interest	$137.1	$89.7
Cash paid for income taxes, net of refunds received	$203.5	$112.3

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$10.7	$4.9
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
In the first quarter of 2026, the Company changed the presentation of its financial statements and accompanying footnote disclosure from thousands to millions, and as a result, any necessary rounding adjustments have been made to prior period disclosed amounts.
Concentrations
For the six months ended June 30, 2026 and 2025, BlackRock, Inc. (“BlackRock”) accounted for 11.8% and 10.3% of the Company’s consolidated operating revenues, respectively. For the six months ended June 30, 2026 and 2025, BlackRock accounted for 19.8% and 18.0% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within Analytics, Sustainability and Climate or All Other – Private Assets for the six months ended June 30, 2026 and 2025.
Allowance for Credit Losses
Changes in the allowance for credit losses from December 31, 2024 to June 30, 2026 were as follows:

(in millions)	Amount
Balance as of December 31, 2024	$5.3
Addition to credit loss expense	4.0
Write-offs, net of recoveries	(2.9)
Balance as of December 31, 2025	$6.4
Addition to credit loss expense	2.1
Write-offs, net of recoveries	(1.3)
Balance as of June 30, 2026	$7.2

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
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months Ended June 30, 2026
	Segments
(in millions)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$263.0	$185.9	$90.5	$74.0	$613.4
Asset-based fees	233.1	—	—	—	233.1
Non-recurring	14.9	3.5	1.4	0.7	20.5
Total	$511.0	$189.4	$91.9	$74.7	$867.0

	For the Six Months Ended June 30, 2026
	Segments
(in millions)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$517.2	$369.1	$181.4	$145.9	$1,213.6
Asset-based fees	457.6	—	—	—	457.6
Non-recurring	32.5	10.3	2.4	1.4	46.6
Total	$1,007.3	$379.4	$183.8	$147.3	$1,717.8

	For the Three Months Ended June 30, 2025
	Segments
(in millions)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$235.7	$169.8	$87.0	$70.3	$562.8
Asset-based fees	184.1	—	—	—	184.1
Non-recurring	15.1	7.9	1.9	0.9	25.8
Total	$434.9	$177.7	$88.9	$71.2	$772.7

	For the Six Months Ended June 30, 2025
	Segments
(in millions)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$469.0	$339.5	$169.7	$137.1	$1,115.3
Asset-based fees	361.5	—	—	—	361.5
Non-recurring	26.1	10.4	3.8	1.4	41.7
Total	$856.6	$349.9	$173.5	$138.5	$1,518.5
The tables that follow present the change in accounts receivable, net of allowances, and current deferred revenue between the dates indicated:

(in millions)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2025)	$986.7	$1,231.8
Closing (June 30, 2026)	884.4	1,136.9
Increase/(decrease)	$(102.3)	$(94.9)

(in millions)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2024)	$820.7	$1,123.4
Closing (June 30, 2025)	790.6	1,060.3
Increase/(decrease)	$(30.1)	$(63.1)
Deferred revenue primarily represents subscription fees billed in advance of the related performance period. For the three months ended June 30, 2026 and 2025, the Company recognized $381.7 million and $343.4 million, respectively, and for the six months ended June 30, 2026 and 2025, the Company recognized $873.6 million and $790.7 million, respectively, of revenue that was included in the deferred revenue balance as of the beginning of each period. The decrease in the Company’s deferred revenue balance during the period was primarily driven by revenue recognized on existing contracts, partially offset by new billings.

As of June 30, 2026 and December 31, 2025, long-term deferred revenue of $32.6 million and $34.0 million, respectively, was included in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statements of Financial Condition.
For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
June 30,
(in millions)	2026
First 12-month period	$1,156.0
Second 12-month period	734.9
Third 12-month period	323.4
Periods thereafter	200.1
Total	$2,414.4
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, stock options, restricted stock units, performance stock units, and performance stock options.
The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income	$342.0	$303.7	$748.0	$592.3

Basic weighted average common shares outstanding	72.8	77.4	73.0	77.5
Effect of dilutive securities	0.1	0.1	0.1	0.2
Diluted weighted average common shares outstanding	72.9	77.5	73.1	77.7

Earnings per common share:
Basic	$4.70	$3.92	$10.24	$7.64
Diluted	$4.69	$3.92	$10.23	$7.63
5. ACQUISITIONS
On February 27, 2026, MSCI completed the acquisition of Vantager, Inc. (“Vantager”), an AI-enabled platform that supports pre-investment due diligence, data extraction and reporting for private markets investors. Vantager is a part of the Private Capital Solutions operating segment.
On March 2, 2026, MSCI completed the acquisition of Compass Financial Technologies (“Compass”), an index services provider that supports the calculation and development of multi-asset and alternative asset class indexes. Compass is a part of the Index operating segment.
On April 6, 2026, MSCI completed the acquisition of ApeVue, Inc. (“PM Insights”), a specialist private markets data and analytics firm that provides daily secondary market reference data, including pricing, valuation, transaction and liquidity data, for private company securities. PM Insights’ data is expected to support the development of new private markets indexes and related products. PM Insights is a part of the Index operating segment.
On June 24, 2026, MSCI entered into a definitive agreement to acquire First Street Technology, Inc. (“First Street”), a provider of physics-based physical climate risk data and analytics. Consideration consists of a cash payment of $120.0 million at closing, subject to customary closing adjustments, together with the potential for additional cash payments during the two years following closing contingent upon the achievement of specified revenue thresholds. The transaction is expected to close in the third quarter of 2026, subject to regulatory approvals and other customary closing conditions. Upon closing, First Street’s financial results will be reported within the Sustainability and Climate operating segment.
In connection with the acquisitions of Vantager, Compass and PM Insights, the aggregate purchase price was $95.5 million. The preliminary acquired balances related to the acquisitions consisted of $51.7 million in intangible assets and $54.0 million in goodwill, with a weighted average amortization period of intangible assets of 8.5 years.
Goodwill recognized for the Vantager, Compass and PM Insights acquisitions reflects expected synergies from the acquired technology platforms and proprietary databases and is not deductible for income tax purposes.
The Vantager, Compass and PM Insights acquisitions each included contingent consideration as a component of the aggregate purchase price. The fair values of the contingent consideration were determined based on management estimates and assumptions which primarily included forecasted product sales, probability of achievement of certain integration targets and discount rates. The Company classifies these liabilities as Level 3 within the fair value hierarchy, as the measurement is based on inputs that are not observable in the market. As of June 30, 2026, the fair value of the contingent consideration was $33.9 million, of which $11.9 million is included in “Other accrued liabilities” and $22.0 million is included in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statements of Financial Condition.
Changes in the Company’s Level 3 financial liabilities for the three and six months ended June 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$34.3	$29.1	$14.6	$28.6
Additions of contingent consideration[1]	8.0	—	28.5	—
Change in fair value	0.6	(3.8)	0.3	(3.3)
Payments	(9.0)	(9.6)	(9.5)	(9.6)
Ending Balance	$33.9	$15.7	$33.9	$15.7
___________________________
1Reflects balance of contingent consideration at acquisition date fair value.
6. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table shows the changes in our goodwill balances from December 31, 2025 to June 30, 2026:

(in millions)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2025	$1,231.1	$296.9	$86.3	$1,309.1	$2,923.4
Acquisitions[1]	42.4	—	—	11.6	54.0
Foreign exchange translation adjustment	(2.3)	—	(0.5)	(0.4)	(3.2)
Goodwill at June 30, 2026	$1,271.2	$296.9	$85.8	$1,320.3	$2,974.2
___________________________
1Reflects the opening balance sheet impacts of the acquisitions of Vantager, Compass and PM Insights.

Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Amortization expense of acquired intangible assets	$20.9	$24.2	$40.5	$50.0
Amortization expense of internally developed capitalized software	22.9	19.5	45.2	37.6
Total amortization of intangible assets expense	$43.8	$43.7	$85.7	$87.6
The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	June 30, 2026			December 31, 2025
(in millions)	Gross intangible assets	Accumulated amortization	Net intangible assets	Gross intangible assets	Accumulated amortization	Net intangible assets
Customer relationships	$723.0	$(416.1)	$306.9	$716.2	$(406.7)	$309.5
Proprietary data	470.2	(167.0)	303.2	455.6	(147.5)	308.1
Acquired technology and software	285.9	(222.5)	63.4	258.2	(213.7)	44.5
Trademarks	209.1	(192.0)	17.1	209.1	(189.9)	19.2
Internally developed capitalized software	465.7	(300.4)	165.3	407.7	(256.5)	151.2
Total	$2,153.9	$(1,298.0)	$855.9	$2,046.8	$(1,214.3)	$832.5
The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2026 and succeeding years:

Years Ending December 31, (in millions)	Amortization Expense
Remainder of 2026	$85.9
2027	147.6
2028	116.7
2029	84.7
2030	73.4
Thereafter	347.6
Total	$855.9

7. DEBT
As of June 30, 2026, the Company had outstanding an aggregate of $6.0 billion in senior unsecured notes (collectively, the “Senior Notes”) and $475.0 million of revolving loans under the Revolving Credit Facility (as defined below) as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
(in millions)	Maturity Date	June 30, 2026	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000.0	$996.4	$995.8	$969.0	$980.0
3.625% senior unsecured notes due 2030	September 1, 2030	900.0	897.3	896.9	852.3	861.3
3.875% senior unsecured notes due 2031	February 15, 2031	1,000.0	994.9	994.3	949.0	963.0
3.625% senior unsecured notes due 2031	November 1, 2031	600.0	596.5	596.2	558.9	564.6
3.250% senior unsecured notes due 2033	August 15, 2033	700.0	695.2	694.9	612.5	630.0
5.250% senior unsecured notes due 2035	September 1, 2035	1,250.0	1,231.6	1,231.0	1,228.8	1,262.5
5.150% senior unsecured notes due 2036	March 15, 2036	500.0	493.5	493.2	485.5	499.5
Variable rate revolving loans[1]	August 20, 2030	475.0	475.0	300.0	470.3	297.0
Total debt		$6,425.0	$6,380.4	$6,202.3	$6,126.3	$6,057.9
___________________________
1As of June 30, 2026, there were $5.0 million in unamortized deferred financing fees associated with the variable rate revolving loan commitments under the Revolving Credit Facility of which $1.2 million is included in “Prepaid and other assets,” and $3.8 million is included in “Other non-current assets” on the Unaudited Condensed Consolidated Statements of Financial Condition.
Maturities of the Company’s principal debt payments as of June 30, 2026 are as follows:

(in millions)	Amounts
Remainder of 2026	$—
2027	—
2028	—
2029	1,000.0
2030	1,375.0
Thereafter	4,050.0
Total debt	$6,425.0
Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Revolving Loans
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
5.250% senior unsecured notes due 2035[1]	Semi-Annual	March 1
5.150% senior unsecured notes due 2036[2]	Semi-Annual	March 15
Variable rate revolving loans[3]	Variable	October 22
______________________
1The first payment occurred on March 1, 2026.
2The first payment occurred on March 15, 2026.
3The first payment occurred on October 22, 2025.

The fair market value of the Company’s debt obligations represents Level 2 valuations. The Company utilized the market approach and obtained security pricing from a vendor who used broker quotes and third-party pricing services to determine fair values.
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
As of June 30, 2026, the Company had $475.0 million of revolving loans outstanding under the Revolving Credit Facility. The Company may use the Revolving Credit Facility for general corporate purposes (including working capital and acquisitions and other transactions permitted under the Credit Agreement).
Interest on the revolving loans under the Credit Agreement accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin determined based on the credit ratings of the Company’s senior, unsecured long-term debt. As of June 30, 2026, the applicable margin was 0.50% for Base Rate loans, and 1.50% for SOFR loans. At June 30, 2026, the interest rate on the revolving loans under the Revolving Credit Facility was 5.1%.
In connection with the closings of the Senior Notes offerings, entry into the Prior Credit Agreement and the subsequent amendments thereto and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At June 30, 2026, $49.6 million of the deferred financing fees and premium remain unamortized, $1.2 million of which is included in “Prepaid and other assets,” $3.8 million of which is included in “Other non-current assets” and $44.6 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statements of Financial Condition.
8. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating lease expenses	$9.4	$7.8	$17.6	$15.2
Variable lease costs	1.1	0.3	2.1	0.5
Short-term lease costs	0.3	0.1	0.5	0.2
Sublease income	(0.6)	(0.7)	(1.3)	(1.3)
Total lease costs	$10.2	$7.5	$18.9	$14.6

Maturities of the Company’s operating lease liabilities as of June 30, 2026 are as follows:

Maturity of Lease Liabilities	Operating
(in millions)	Leases
Remainder of 2026	$15.9
2027	30.6
2028	35.1
2029	25.1
2030	21.4
Thereafter	61.5
Total lease payments	$189.6
Less: Interest	(25.8)
Present value of lease liabilities	$163.8

Other accrued liabilities	$24.9
Long-term operating lease liabilities	$138.9
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	June 30,	December 31,
Lease Term and Discount Rate	2026	2025
Weighted-average remaining lease term (years)	6.2	5.5
Weighted-average discount rate	4.4%	4.2%
Other information related to the Company’s operating leases are as follows:

Other Information	Six Months Ended June 30,
(in millions)	2026	2025
Operating cash flows used for operating leases	$18.0	$16.7
Right of use assets obtained for new operating lease liabilities	$44.3	$7.1
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
As of June 30, 2026, there was $1.6 billion of available authorization remaining under the 2025 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Six months ended (in millions, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased[1]
June 30, 2026	$558	1.0	$544.3
June 30, 2025	$558	0.5	$286.6
__________________________
1    The values in this column exclude the 1% excise tax incurred on share repurchases pursuant to the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit).
Common Stock Dividends
The following table presents dividends declared per common share as well as total amounts declared for the periods indicated:

	Dividends Declared
(in millions, except per share data)	Per Share	Total Amount
2026
Three Months Ended March 31,	$2.05	$148.9
Three Months Ended June 30,	2.05	150.0
Total	$4.10	$298.9
2025
Three Months Ended March 31,	$1.80	$141.4
Three Months Ended June 30,	1.80	140.0
Total	$3.60	$281.4
Common Stock
The following table presents activity related to shares of common stock issued and repurchased during the six months ended June 30, 2026:

	Common Stock	Treasury	Common Stock
(in millions)	Issued	Stock	Outstanding
Balance at December 31, 2025	134.4	(60.8)	73.6
Dividend payable/paid	—	—	—
Common stock issued and exercise of stock options	—	—	—
Shares withheld for tax withholding	—	—	—
Shares repurchased under stock repurchase programs	—	(0.7)	(0.7)
Shares issued to directors	—	—	—
Balance at March 31, 2026	134.4	(61.5)	72.9
Dividend payable/paid	—	—	—
Common stock issued and exercise of stock options	0.1	—	0.1
Shares withheld for tax withholding	—	—	—
Shares repurchased under stock repurchase programs	—	(0.3)	(0.3)
Shares issued to directors	—	—	—
Balance at June 30, 2026	134.5	(61.8)	72.7
10. INCOME TAXES
The effective tax rate for the three months ended June 30, 2026 and 2025 was 18.0% and 19.6% respectively. The decrease in the tax rate was primarily driven by US tax law changes and the jurisdictional mix of earnings.

The effective tax rate for the six months ended June 30, 2026 and 2025 was 7.3% and 16.5% respectively. The decrease in the effective tax rate was primarily driven by an $88.0 million discrete tax benefit recognized upon the completion of a multi-phased internal legal entity restructuring that was completed during the three months ended March 31, 2026.
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
MSCI excludes the following items from segment Adjusted EBITDA and Adjusted EBITDA expenses: provision for income taxes; other expense (income), net; depreciation and amortization of property, equipment and leasehold improvements; amortization of intangible assets; and, at times, certain other transactions or adjustments. These may include impairments related to sublease of leased property and certain acquisition-related integration costs, transaction costs, and earn-out costs that the CODM does not consider when allocating resources among segments or assessing segment performance. While these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net income and are reflected in the reconciliation provided below.
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
The Sustainability and Climate reportable segment offers products and services that help institutional investors understand how sustainability considerations can impact the long-term risk and return of their portfolios and individual security-level investments. This segment also offers data, ratings, research and tools to assist investors in navigating regulation, meeting new client demands and better integrating sustainability and climate considerations into their investment processes.
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
The following table presents operating revenues, Adjusted EBITDA expenses and segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating revenues
Index	$511.0	$434.9	$1,007.3	$856.6
Analytics	189.4	177.7	379.4	349.9
Sustainability and Climate	91.9	88.9	183.8	173.5
Total reportable segment operating revenues	792.3	701.5	1,570.5	1,380.0
All Other - Private Assets	74.7	71.2	147.3	138.5
Total operating revenues	867.0	772.7	1,717.8	1,518.5

Adjusted EBITDA expenses
Index	113.2	104.7	234.3	214.8
Analytics	101.4	85.1	208.6	181.3
Sustainability and Climate	56.3	57.2	115.2	118.0
Total reportable segment Adjusted EBITDA expense	270.9	247.0	558.1	514.1

Adjusted EBITDA
Index Adjusted EBITDA	397.8	330.2	773.0	641.8
Analytics Adjusted EBITDA	88.0	92.6	170.8	168.6
Sustainability and Climate Adjusted EBITDA	35.6	31.7	68.6	55.5
Total reportable segment profitability	521.4	454.5	1,012.4	865.9

Plus:
All Other - Private Assets[1]	17.1	19.9	30.8	34.1
Less:
Amortization of intangible assets	43.8	43.7	85.7	87.6
Depreciation and amortization of property, equipment and leasehold improvements	6.2	5.4	12.1	10.1
Acquisition-related integration and transaction costs[2]	1.0	—	1.0	—
Operating income	487.5	425.3	944.4	802.3
Other expense (income), net	70.2	47.5	137.9	93.4
Income before provision for income taxes	417.3	377.8	806.5	708.9
Provision for income taxes	75.3	74.1	58.5	116.6
Net income	$342.0	$303.7	$748.0	$592.3
___________________________
1Revenue less segment expenses from segments below the segment reporting thresholds are attributable to Private Capital Solutions and Real Assets operating segments. Private Capital Solutions and Real Assets operating segments do not meet any of the segment reporting thresholds for determining reportable segments.
2Represents transaction expenses and other costs directly related to certain announced or completed acquisitions and the integration of such acquisitions, including professional fees, severance expenses and regulatory filing fees, in each case only to the extent incurred no later than 12 months following the closing of the relevant acquisition. Also includes amounts arising under earn-out and other contingent consideration arrangements related to such acquisitions, including gains and losses from changes in their estimated fair value, which are included for the contractual term of the applicable arrangement.

Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating revenues
Americas:
United States	$343.7	$309.9	$684.2	$612.3
Other	39.1	36.6	76.0	70.3
Total Americas	382.8	346.5	760.2	682.6

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	156.6	134.3	306.3	258.0
Other	195.7	171.3	383.9	340.4
Total EMEA	352.3	305.6	690.2	598.4

Asia & Australia:
Japan	35.4	32.0	72.5	62.2
Other	96.5	88.6	194.9	175.3
Total Asia & Australia	131.9	120.6	267.4	237.5

Total	$867.0	$772.7	$1,717.8	$1,518.5
12. SUBSEQUENT EVENTS
On July 20, 2026, the Board of Directors declared a quarterly cash dividend of $2.05 per share for the three months ending September 30, 2026 (“third quarter 2026”). The third quarter 2026 dividend is payable on August 28, 2026 to shareholders of record as of the close of trading on August 14, 2026.

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
As of June 30, 2026, we served approximately 6,8001 clients in more than 100 countries.
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

For the six months ended June 30, 2026, our largest client organization by revenue, BlackRock, accounted for 11.8% of our consolidated operating revenues, with 96.6% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs and non-ETF products that are based on our indexes.
The discussion of our results of operations for the three and six months ended June 30, 2026 and 2025 are presented below. The results of operations for interim periods may not be indicative of future results.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K. There have been no significant changes in our accounting policies or critical accounting estimates during the six months ended June 30, 2026.

Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product as follows: Index, Analytics, Sustainability and Climate and All Other – Private Assets.
The following table presents operating revenues by type for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in millions)	2026	2025		2026	2025
Operating revenues:
Index
Recurring subscriptions	$263.0	$235.7	11.6%	$517.2	$469.0	10.3%
Asset-based fees	233.1	184.1	26.6%	457.6	361.5	26.6%
Non-recurring	14.9	15.1	(1.3%)	32.5	26.1	24.5%
Index total	511.0	434.9	17.5%	1,007.3	856.6	17.6%

Analytics
Recurring subscriptions	185.9	169.8	9.5%	369.1	339.5	8.7%
Non-recurring	3.5	7.9	(55.7%)	10.3	10.4	(1.0%)
Analytics total	189.4	177.7	6.6%	379.4	349.9	8.4%

Sustainability and Climate
Recurring subscriptions	90.5	87.0	4.0%	181.4	169.7	6.9%
Non-recurring	1.4	1.9	(26.3%)	2.4	3.8	(36.8%)
Sustainability and Climate total	91.9	88.9	3.4%	183.8	173.5	5.9%

All Other - Private Assets
Recurring subscriptions	74.0	70.3	5.3%	145.9	137.1	6.4%
Non-recurring	0.7	0.9	(22.2%)	1.4	1.4	—%
All Other - Private Assets total	74.7	71.2	4.9%	147.3	138.5	6.4%

Total
Recurring subscriptions total	613.4	562.8	9.0%	1,213.6	1,115.3	8.8%
Asset-based fees	233.1	184.1	26.6%	457.6	361.5	26.6%
Non-recurring	20.5	25.8	(20.5%)	46.6	41.7	11.8%
Total operating revenues	$867.0	$772.7	12.2%	$1,717.8	$1,518.5	13.1%
Total operating revenues increased 12.2% for the three months ended June 30, 2026. The $94.3 million increase was driven by $50.6 million higher recurring subscription revenues, $49.0 million higher asset-based fees, partially offset by $5.3 million lower non-recurring revenues. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, total operating revenues would have increased 12.2%.
Total operating revenues increased 13.1% for the six months ended June 30, 2026. The $199.3 million increase was driven by $98.3 million higher recurring subscription revenues, $96.1 million higher asset-based fees and $4.9 million higher non-recurring revenues. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, total operating revenues would have increased 12.7%.
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
The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in millions)	2026	2025		2026	2025
Operating expenses:
Cost of revenues	$149.9	$137.7	8.9%	$291.7	$274.5	6.3%
Selling and marketing	87.4	78.2	11.8%	173.1	156.9	10.3%
Research and development	46.0	44.1	4.3%	95.6	91.7	4.3%
General and administrative	46.2	38.3	20.6%	115.2	95.4	20.8%
Amortization of intangible assets	43.8	43.7	0.2%	85.7	87.6	(2.2%)
Depreciation and amortization of property, equipment and leasehold improvements	6.2	5.4	14.8%	12.1	10.1	19.8%
Total operating expenses	$379.5	$347.4	9.2%	$773.4	$716.2	8.0%
Total operating expenses increased 9.2% for the three months ended June 30, 2026. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, the increase would have been 7.5%.
Total operating expenses increased 8.0% for the six months ended June 30, 2026. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, the increase would have been 5.6%.
Descriptions of MSCI’s operating expense categories are provided in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. The discussion below focuses on year-over-year changes and key drivers.
Cost of Revenues
Cost of revenues increased 8.9% and 6.3% for the three and six months ended June 30, 2026, respectively, primarily driven by increases in non-compensation costs as a result of higher market data costs, information technology costs, and professional fees.
Selling and Marketing
Selling and marketing expenses increased 11.8% and 10.3% for the three and six months ended June 30, 2026, respectively, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs.
Research and Development
R&D expenses increased 4.3% and 4.3% for the three and six months ended June 30, 2026, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs, partially offset by increased capitalization of costs related to internally developed software projects. The increase is also driven by increases in non-compensation costs due to higher information technology costs and professional fees costs.

General and Administrative
G&A expenses increased 20.6% and 20.8% for the three and six months ended June 30, 2026, respectively, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs, as well as a decrease in the favorable fair value adjustment on contingent consideration related to the Fabric RQ, Inc. acquisition.
The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in millions)	2026	2025		2026	2025
Compensation and benefits	$229.0	$216.9	5.6%	$481.5	$457.2	5.3%
Non-compensation expenses	100.5	81.4	23.5%	194.1	161.3	20.3%
Amortization of intangible assets	43.8	43.7	0.2%	85.7	87.6	(2.2%)
Depreciation and amortization of property, equipment and leasehold improvements	6.2	5.4	14.8%	12.1	10.1	19.8%
Total operating expenses	$379.5	$347.4	9.2%	$773.4	$716.2	8.0%
Compensation and Benefits
We had 6,327 employees as of June 30, 2026, compared to 6,208 employees as of June 30, 2025, reflecting a 1.9% increase. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of June 30, 2026, 71% of our employees were located in emerging market centers compared to 70% as of June 30, 2025.
Compensation and benefits costs increased 5.6% and 5.3%, respectively, for the three and six months ended June 30, 2026, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs, partially offset by increased capitalization of expenses related to internally developed software projects.
Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, compensation and benefits costs would have increased by 4.2% and 3.0%, respectively, for the three and six months ended June 30, 2026.
Non-Compensation Expenses
Non-compensation expenses increased 23.5% and 20.3%, respectively, for the three and six months ended June 30, 2026, primarily driven by increased information technology costs, market data costs and professional fees costs, as well as a decrease in the favorable fair value adjustment on contingent consideration related to the Fabric RQ, Inc. acquisition.
Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, non-compensation expenses would have increased by 21.8% and 18.0%, respectively, for the three and six months ended June 30, 2026.
Amortization of Intangible Assets
Amortization of intangible assets expense increased 0.2% for the three months ended June 30, 2026, primarily driven by higher amortization of internal use software, partially offset by certain acquired intangible assets becoming fully amortized during the prior year.
Amortization of intangible assets expense decreased 2.2% for the six months ended June 30, 2026, primarily driven by certain acquired intangible assets becoming fully amortized during the prior year, partially offset by higher amortization of internal use software.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements increased 14.8% and 19.8% for the three and six months ended June 30, 2026, respectively, primarily driven by higher depreciation on computer and related equipment.

Total Other Expense (Income), Net
The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in millions)	2026	2025		2026	2025
Interest income	$(2.5)	$(2.9)	(13.8%)	$(5.3)	$(6.8)	(22.1%)
Interest expense	71.0	46.2	53.7%	140.1	92.7	51.1%
Other expense (income)	1.7	4.2	(59.5%)	3.1	7.5	(58.7%)
Total other expense (income), net	$70.2	$47.5	47.8%	$137.9	$93.4	47.6%
Total other expense (income), net increased 47.8% and 47.6% for the three and six months ended June 30, 2026, respectively, primarily driven by higher interest expense as a result of higher debt levels.
Income Taxes
The effective tax rate for the three months ended June 30, 2026 and 2025 was 18.0% and 19.6%, respectively. The decrease in the tax rate was primarily driven by US tax law changes and the jurisdictional mix of earnings.
The effective tax rate for the six months ended June 30, 2026 and 2025 was 7.3% and 16.5%, respectively. The decrease in the effective tax rate was primarily driven by an $88.0 million discrete tax benefit recognized upon the completion of a multi-phased internal legal entity restructuring that was completed during the three months ended March 31, 2026.
Net Income
Net income for the three months ended June 30, 2026 and 2025 was $342.0 million and $303.7 million, respectively, representing an increase of 12.6%. The change in net income was driven by the factors described above.
Net income for the six months ended June 30, 2026 and 2025 was $748.0 million and $592.3 million, respectively, representing an increase of 26.3%. The change in net income was driven by the factors described above.
Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in millions)	2026	2025		2026	2025
Weighted average shares outstanding:
Basic	72.8	77.4	(5.9%)	73.0	77.5	(5.8%)
Diluted	72.9	77.5	(5.9%)	73.1	77.7	(5.9%)

Common shares outstanding as of June 30, 2026 were 72.7 million, compared to 73.6 million as of December 31, 2025, representing a decrease of 1.2%. The decrease in weighted average shares and common shares outstanding for the three and six months ended June 30, 2026 was driven by the impact of share repurchases made pursuant to the Company’s stock repurchase program.
Non-GAAP Financial Measures
Adjusted EBITDA
“Adjusted EBITDA,” a non-GAAP measure used by management to assess operating performance, is defined as net income before (1) provision for income taxes, (2) other expense (income), net, (3) depreciation and amortization of property, equipment and leasehold improvements, (4) amortization of intangible assets and, at times, (5) certain other transactions or adjustments, including, when applicable, certain acquisition-related integration, transaction and earn-out costs.

“Adjusted EBITDA expenses,” a non-GAAP measure used by management to assess operating performance, is defined as operating expenses less depreciation and amortization of property, equipment and leasehold improvements and amortization of intangible assets and, at times, certain other transactions or adjustments, including, when applicable, certain acquisition-related integration, transaction and earn-out costs.
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
The following table presents non-GAAP Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating revenues	$867.0	$772.7	$1,717.8	$1,518.5
Adjusted EBITDA expenses	328.5	298.3	674.6	618.5
Adjusted EBITDA	$538.5	$474.4	$1,043.2	$900.0
Operating margin %	56.2%	55.0%	55.0%	52.8%
Adjusted EBITDA margin %	62.1%	61.4%	60.7%	59.3%
Reconciliation of Net Income to Adjusted EBITDA and Operating Expenses to Adjusted EBITDA Expenses
The following table presents the reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$342.0	$303.7	$748.0	$592.3
Provision for income taxes	75.3	74.1	58.5	116.6
Other expense (income), net	70.2	47.5	137.9	93.4
Operating income	487.5	425.3	944.4	802.3
Amortization of intangible assets	43.8	43.7	85.7	87.6
Depreciation and amortization of property, equipment and leasehold improvements	6.2	5.4	12.1	10.1
Acquisition-related integration and transaction costs[1]	1.0	—	1.0	—
Consolidated Adjusted EBITDA	$538.5	$474.4	$1,043.2	$900.0

Index Adjusted EBITDA	397.8	330.2	773.0	641.8
Analytics Adjusted EBITDA	88.0	92.6	170.8	168.6
Sustainability and Climate Adjusted EBITDA	35.6	31.7	68.6	55.5
All Other - Private Assets Adjusted EBITDA	17.1	19.9	30.8	34.1
Consolidated Adjusted EBITDA	$538.5	$474.4	$1,043.2	$900.0
___________________________
1Represents transaction expenses and other costs directly related to certain announced or completed acquisitions and the integration of such acquisitions, including professional fees, severance expenses and regulatory filing fees, in each case only to the extent incurred no later than 12 months following the closing of the relevant acquisition. Also includes amounts arising under earn-out and other contingent consideration arrangements related to such acquisitions, including gains and losses from changes in their estimated fair value, which are included for the contractual term of the applicable arrangement.

The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Total operating expenses	$379.5	$347.4	$773.4	$716.2
Amortization of intangible assets	43.8	43.7	85.7	87.6
Depreciation and amortization of property, equipment and leasehold improvements	6.2	5.4	12.1	10.1
Acquisition-related integration and transaction costs[1]	1.0	—	1.0	—
Consolidated Adjusted EBITDA expenses	$328.5	$298.3	$674.6	$618.5

Index Adjusted EBITDA expenses	$113.2	$104.7	$234.3	$214.8
Analytics Adjusted EBITDA expenses	101.4	85.1	208.6	181.3
Sustainability and Climate Adjusted EBITDA expenses	56.3	57.2	115.2	118.0
All Other - Private Assets Adjusted EBITDA expenses	57.6	51.3	116.5	104.4
Consolidated Adjusted EBITDA expenses	$328.5	$298.3	$674.6	$618.5
___________________________
1Represents transaction expenses and other costs directly related to certain announced or completed acquisitions and the integration of such acquisitions, including professional fees, severance expenses and regulatory filing fees, in each case only to the extent incurred no later than 12 months following the closing of the relevant acquisition. Also includes amounts arising under earn-out and other contingent consideration arrangements related to such acquisitions, including gains and losses from changes in their estimated fair value, which are included for the contractual term of the applicable arrangement.

Segment Results
Index Segment
The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in millions)	2026	2025		2026	2025
Operating revenues:
Recurring subscriptions	$263.0	$235.7	11.6%	$517.2	$469.0	10.3%
Asset-based fees	233.1	184.1	26.6%	457.6	361.5	26.6%
Non-recurring	14.9	15.1	(1.3%)	32.5	26.1	24.5%
Operating revenues total	511.0	434.9	17.5%	1,007.3	856.6	17.6%
Adjusted EBITDA expenses	113.2	104.7	8.1%	234.3	214.8	9.1%
Adjusted EBITDA	$397.8	$330.2	20.5%	$773.0	$641.8	20.4%
Adjusted EBITDA margin %	77.8%	75.9%		76.7%	74.9%
Index operating revenues increased 17.5% for the three months ended June 30, 2026, driven by growth from asset-based fees as well as recurring subscriptions. Adjusting for the impact of the acquisitions of Compass and PM Insights and foreign currency exchange rate fluctuations, Index operating revenues would have increased 17.5%.
Operating revenues from recurring subscriptions increased 11.6% for the three months ended June 30, 2026, primarily driven by growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 26.6% for the three months ended June 30, 2026, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes increased by 36.1% and 11.3%, respectively, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees.
Index operating revenues increased 17.6% for the six months ended June 30, 2026, primarily driven by growth from asset-based fees as well as recurring subscriptions. Adjusting for the impact of the acquisitions of Compass and PM Insights and foreign currency exchange rate fluctuations, Index operating revenues would have increased 17.5%.
Operating revenues from recurring subscriptions increased 10.3% for the six months ended June 30, 2026, primarily driven by growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 26.6% for the six months ended June 30, 2026, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes increased by 34.6% and 12.2%, respectively, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees.
The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Three Months Ended
	2025				2026
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
AUM in ETFs linked to MSCI equity indexes[1,2]	$1,783	$2,025	$2,211	$2,341	$2,403	$2,818
Sequential Change in Value
Market Appreciation/(Depreciation)	$16	$193	$140	$63	$(41)	$376
Cash Inflows	42	49	46	67	103	39
Total Change	$58	$242	$186	$130	$62	$415

The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2025				2026
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI equity indexes[1,2]
Quarterly average	$1,794	$1,869	$2,108	$2,274	$2,471	$2,706
Year-to-date average	$1,794	$1,831	$1,924	$2,011	$2,471	$2,588
___________________________
1The historical values of the AUM in ETFs linked to our equity indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Equity Indexes” on our Investor Relations homepage at https://ir.msci.com. This information is updated mid-month each month. Information contained on our website is not deemed part of or incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the SEC. The AUM in ETFs also includes AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.
2The value of AUM in ETFs linked to MSCI equity indexes is calculated by multiplying the equity ETF net asset value by the number of shares outstanding.
The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended June 30, 2026, was up $838 billion, or 44.8%. For the six months ended June 30, 2026, the average value of AUM in ETFs linked to MSCI equity indexes was up $757 billion, or 41.3%.
Index segment Adjusted EBITDA expenses increased 8.1% for the three months ended June 30, 2026, primarily driven by increases in non-compensation expenses as a result of higher professional fees and higher information technology costs. The increase was also driven by increases in compensation and benefits due to increased headcount costs, partially offset by increased capitalization of costs related to internally developed software projects. Adjusting for the impact of the acquisitions of Compass and PM Insights and foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 5.4%.
Index segment Adjusted EBITDA expenses increased 9.1% for the six months ended June 30, 2026, primarily driven by increases in non-compensation expense as a result of higher professional fees, information technology costs and market data costs. The increase was also driven by compensation and benefits costs due to increased headcount costs, partially offset by increased capitalization of costs related to internally developed software projects. Adjusting for the impact of the acquisitions of Compass and PM Insights and foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 6.0%.
Analytics Segment
The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in millions)	2026	2025		2026	2025
Operating revenues:
Recurring subscriptions	$185.9	$169.8	9.5%	$369.1	$339.5	8.7%
Non-recurring	3.5	7.9	(55.7%)	10.3	10.4	(1.0%)
Operating revenues total	189.4	177.7	6.6%	379.4	349.9	8.4%
Adjusted EBITDA expenses	101.4	85.1	19.2%	208.6	181.3	15.1%
Adjusted EBITDA	$88.0	$92.6	(5.0%)	$170.8	$168.6	1.3%
Adjusted EBITDA margin %	46.5%	52.1%		45.0%	48.2%
Analytics operating revenues increased 6.6% for the three months ended June 30, 2026, primarily driven by growth from recurring subscriptions related to both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 7.0%.
Analytics segment Adjusted EBITDA expenses increased 19.2% for the three months ended June 30, 2026, primarily driven by increases in non-compensation expense as a result of higher information technology costs and market data costs, as well as a decrease in the favorable fair value adjustment on contingent consideration related to the Fabric RQ, Inc. acquisition. The increase was also driven by compensation and benefits costs due to increased headcount costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 18.6%.

Analytics operating revenues increased 8.4% for the six months ended June 30, 2026, primarily driven by growth from recurring subscriptions related to both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 8.7%.
Analytics segment Adjusted EBITDA expenses increased 15.1% for the six months ended June 30, 2026, primarily driven by increases in non-compensation expense as a result of higher information technology costs and market data costs, as well as a decrease in the favorable fair value adjustment on contingent consideration related to the Fabric RQ, Inc. acquisition. The increase was also driven by compensation and benefits costs due to increased headcount costs, partially offset by increased capitalization of costs related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 13.5%.
Sustainability and Climate Segment
The following table presents the results for the Sustainability and Climate segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in millions)	2026	2025		2026	2025
Operating revenues:
Recurring subscriptions	$90.5	$87.0	4.0%	$181.4	$169.7	6.9%
Non-recurring	1.4	1.9	(26.3%)	2.4	3.8	(36.8%)
Operating revenues total	91.9	88.9	3.4%	183.8	173.5	5.9%
Adjusted EBITDA expenses	56.3	57.2	(1.6%)	115.2	118.0	(2.4%)
Adjusted EBITDA	$35.6	$31.7	12.3%	$68.6	$55.5	23.6%
Adjusted EBITDA margin %	38.7%	35.6%		37.3%	32.0%
Sustainability and Climate operating revenues increased 3.4% for the three months ended June 30, 2026, primarily driven by growth from recurring subscriptions related to Ratings and Climate products. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate operating revenues would have increased 3.0%.
Sustainability and Climate segment Adjusted EBITDA expenses decreased 1.6% for the three months ended June 30, 2026, primarily driven by increased capitalization of costs related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate segment Adjusted EBITDA expenses would have decreased 1.2%.
Sustainability and Climate operating revenues increased 5.9% for the six months ended June 30, 2026, primarily driven by growth from recurring subscriptions related to Ratings and Climate products. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate operating revenues would have increased 3.3%.
Sustainability and Climate segment Adjusted EBITDA expenses decreased 2.4% for the six months ended June 30, 2026, primarily driven by increased capitalization of costs related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, Sustainability and Climate segment Adjusted EBITDA expenses would have decreased 3.6%.

All Other – Private Assets
The following table presents the results for All Other – Private Assets for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in millions)	2026	2025		2026	2025
Operating revenues:
Recurring subscriptions	$74.0	$70.3	5.3%	$145.9	$137.1	6.4%
Non-recurring	0.7	0.9	(22.2%)	1.4	1.4	—%
Operating revenues total	74.7	71.2	4.9%	147.3	138.5	6.4%
Adjusted EBITDA expenses	57.6	51.3	12.3%	116.5	104.4	11.6%
Adjusted EBITDA	$17.1	$19.9	(14.1%)	$30.8	$34.1	(9.7%)
Adjusted EBITDA margin %	22.9%	28.0%		20.9%	24.7%
All Other - Private Assets operating revenues increased 4.9% for the three months ended June 30, 2026, primarily driven by growth from recurring subscriptions in Private Capital Solutions related to Private Capital Intel products. Adjusting for the impact of the acquisition of Vantager and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 4.4%.
All Other - Private Assets Adjusted EBITDA expenses increased 12.3% for the three months ended June 30, 2026, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs. Adjusting for the impact of the acquisition of Vantager and foreign currency exchange rate fluctuations, All Other – Private Assets Adjusted EBITDA expenses would have increased 10.1%.
All Other - Private Assets operating revenues increased 6.4% for the six months ended June 30, 2026, primarily driven by growth from recurring subscriptions in Private Capital Solutions related to Private Capital Intel, Total Plan Manager and Private Capital Portfolio Management products. Adjusting for the impact of the acquisition of Vantager and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 4.8%.
All Other - Private Assets Adjusted EBITDA expenses increased 11.6% for the six months ended June 30, 2026, primarily driven by increases in compensation and benefits costs as a result of increased headcount costs, partially offset by lower severance costs. Adjusting for the impact of the acquisition of Vantager and foreign currency exchange rate fluctuations, All Other – Private Assets Adjusted EBITDA expenses would have increased 8.1%.
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
The following table presents Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
(in millions)	June 30, 2026	June 30, 2025	Run Rate Growth %	Organic Run Rate Growth %
Index:
Recurring subscriptions	$1,078.8	$968.7	11.4%	11.1%
Asset-based fees	948.2	757.3	25.2%	25.0%
Index total	2,027.0	1,726.0	17.4%	17.2%

Analytics	773.3	730.6	5.8%	6.6%

Sustainability and Climate	376.8	369.8	1.9%	3.2%

All Other - Private Assets	302.6	280.3	8.0%	8.3%

Total Run Rate	$3,479.7	$3,106.7	12.0%	12.3%

Recurring subscriptions total	$2,531.5	$2,349.4	7.8%	8.1%
Asset-based fees	948.2	757.3	25.2%	25.0%
Total Run Rate	$3,479.7	$3,106.7	12.0%	12.3%
Total Run Rate increased 12.0%, driven by a 7.8% increase from recurring subscriptions and a 25.2% increase from asset-based fees.
Run Rate from Index asset-based fees increased 25.2%, primarily driven by higher AUM in both ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes.
Run Rate from Index recurring subscriptions increased 11.4%, primarily driven by growth from market cap-weighted and custom Index products. The increase reflects growth across all client segments, primarily driven by growth from asset managers, banking & brokerages and hedge funds. The increase reflects growth across all regions.
Run Rate from Analytics products increased 5.8%, primarily driven by growth in both Equity Analytics and Multi-Asset Class products, and reflected growth across all regions. The increase primarily reflected growth in the hedge funds, asset managers, and asset owners client segments.
Run Rate from Sustainability and Climate products increased 1.9%, driven by growth in Climate products with contributions primarily from EMEA.
Run Rate from All Other - Private Assets increased 8.0%, primarily driven by Private Capital Solutions related to Total Plan Manager, Private Capital Transparency Data and Private Capital Intel products. The increase reflected growth across all regions and was primarily driven by the asset owner client segment.
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
The following table presents our recurring subscription sales, cancellations and non-recurring sales for the periods indicated:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Index
New recurring subscription sales	$34.4	$29.2	$67.2	$51.7
Subscription cancellations	(6.3)	(9.2)	(14.3)	(17.5)
Net new recurring subscription sales	$28.1	$20.0	$52.9	$34.2
Non-recurring sales	$14.9	$17.5	$31.6	$29.9
Total gross sales	$49.3	$46.7	$98.8	$81.6
Total Index net sales	$43.0	$37.5	$84.5	$64.1

Analytics
New recurring subscription sales	$22.1	$25.8	$39.2	$39.0
Subscription cancellations	(10.9)	(11.0)	(19.8)	(18.9)
Net new recurring subscription sales	$11.2	$14.8	$19.4	$20.1
Non-recurring sales	$3.0	$5.8	$5.7	$8.0
Total gross sales	$25.1	$31.6	$44.9	$47.0
Total Analytics net sales	$14.2	$20.6	$25.1	$28.1

Sustainability and Climate
New recurring subscription sales	$9.3	$10.3	$16.8	$17.5
Subscription cancellations	(7.4)	(5.3)	(14.0)	(10.0)
Net new recurring subscription sales	$1.9	$5.0	$2.8	$7.5
Non-recurring sales	$2.2	$1.3	$3.2	$3.2
Total gross sales	$11.5	$11.6	$20.0	$20.7
Total Sustainability and Climate net sales	$4.1	$6.3	$6.0	$10.7

All Other - Private Assets
New recurring subscription sales	$10.8	$9.9	$21.0	$19.6
Subscription cancellations	(4.5)	(5.9)	(9.0)	(11.5)
Net new recurring subscription sales	$6.3	$4.0	$12.0	$8.1
Non-recurring sales	$0.5	$0.7	$1.3	$1.8
Total gross sales	$11.3	$10.6	$22.3	$21.4
Total All Other - Private Assets net sales	$6.8	$4.7	$13.3	$9.9

Consolidated
New recurring subscription sales	$76.6	$75.2	$144.2	$127.8
Subscription cancellations	(29.1)	(31.4)	(57.1)	(57.9)
Net new recurring subscription sales	$47.5	$43.8	$87.1	$69.9
Non-recurring sales	$20.6	$25.3	$41.8	$42.9
Total gross sales	$97.2	$100.5	$186.0	$170.7
Total net sales	$68.1	$69.1	$128.9	$112.8

Retention Rate
The following table presents our Retention Rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Index	97.5%	96.0%	97.2%	96.3%
Analytics	94.3%	93.7%	94.8%	94.6%
Sustainability and Climate	92.3%	93.8%	92.6%	94.2%
All Other - Private Assets	93.8%	91.2%	93.8%	91.4%
Total	95.3%	94.4%	95.3%	94.8%
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
Senior Notes and Credit Agreement
As of June 30, 2026, we had an aggregate of $6.0 billion in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of June 30, 2026 an aggregate of $475.0 million in outstanding borrowings under the Revolving Credit Facility. See Note 7, “Debt,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and Revolving Credit Facility.
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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for four fiscal quarters following a material acquisition) and (2) during any Non-Investment Grade Covenant Period (as defined in the Credit Agreement), the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 3.00:1.00. As of June 30, 2026, our Consolidated Leverage Ratio was 2.83:1.00.
Share Repurchases
The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Six months ended (in millions, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased[1]
June 30, 2026	$558	1.0	$544.3
June 30, 2025	$558	0.5	$286.6
___________________________
1The values in this column exclude the 1% excise tax incurred on share repurchases pursuant to the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit).
As of June 30, 2026, there was $1.6 billion of available authorization remaining under the 2025 Repurchase Program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On July 20, 2026, the Board of Directors declared a quarterly cash dividend of $2.05 per share for the three months ending September 30, 2026. The third quarter 2026 dividend is payable on August 28, 2026 to shareholders of record as of the close of trading on August 14, 2026.
Cash Flows
As of June 30, 2026, the Company had cash and cash equivalents of $356.4 million, compared to $515.3 million, as of December 31, 2025.
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of June 30, 2026 and December 31, 2025, $270.6 million and $335.7 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$677.6	$637.9
Net cash (used in) investing activities	(132.0)	(67.5)
Net cash (used in) provided by financing activities	(703.9)	(642.8)
Effect of exchange rate changes	(0.6)	10.4
Net increase (decrease) in cash, cash equivalents and restricted cash	$(158.9)	$(62.0)
Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by higher cash collections from customers, partially offset by higher income taxes, cash expenses and interest expense paid.
Our primary uses of cash from operating activities are for the payment of cash compensation expenses, interest expenses, technology costs, income taxes, professional fees, market data costs and office rent. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.
Cash Flows From Investing Activities
The year-over-year change was due to cash paid for acquisitions and capitalized software development costs, partially offset by lower capital expenditures.
Cash Flows From Financing Activities
The year-over-year change was primarily driven by higher share repurchases, partially offset by higher net proceeds from borrowings.
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2026 and 2025, 16% and 17%, respectively, of our revenues were subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 16% of non-U.S. dollar exposure for the six months ended June 30, 2026, 44% was in Euros, 30% was in British pounds sterling and 20% was in Japanese yen. Of the 17% of non-U.S. dollar exposure for the six months ended June 30, 2025, 42% was in Euros, 33% was in British pounds sterling and 18% was in Japanese yen.
Revenues from asset-based fees represented 27% and 24% of operating revenues for the six months ended June 30, 2026 and 2025, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 42% and 41% of our operating expenses for the six months ended June 30, 2026 and 2025, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Mexican pesos and Swiss francs.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts, and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $2.7 million and $4.5 million for the six months ended June 30, 2026 and 2025, respectively.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of equity securities during the three months ended June 30, 2026.
The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended June 30, 2026.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share[2]	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)[3]
April 1, 2026 - April 30, 2026	136,962	$547.60	136,962	$1,643
May 1, 2026 - May 31, 2026	1,199	$591.69	—	$1,643
June 1, 2026 - June 30, 2026	123,201	$568.56	123,201	$1,573
Total	261,362	$557.68	260,163	$1,573
___________________________
1Includes, when applicable, (i) shares purchased by the Company on the open market under the stock repurchase program; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; and (iii) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of shares withheld to satisfy tax withholding obligations was determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.
2Excludes 1% excise tax incurred on share repurchases.
3See Note 9, “Shareholders’ Equity (Deficit),” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase program.
Item 5.    Other Information
During the three months ended June 30, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6.    Exhibits
EXHIBIT INDEX

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 9, 2024 and incorporated by reference herein)

*†	10.1	Summary of Non-Employee Director Compensation

*†	10.2	Form of 2026 Award Agreement for Restricted Stock Units for Non-Employee Directors Under the MSCI Inc. 2025 Omnibus Incentive Plan

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
*Filed herewith.
**Furnished herewith.
† Indicates a management compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: July 21, 2026

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)