Form 10-Q
period 2026-09-30
MSCI Inc.
filed 2026-10-20
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 13, 2026, there were 71.5 million shares of the registrant’s Common Stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in millions, except per share data)

	As of
	September 30,	December 31,
(unaudited)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $3.6 and $3.7 at September 30, 2026 and December 31, 2025, respectively)	$261.0	$515.3
Accounts receivable (net of allowances of $7.4 and $6.4 at September 30, 2026 and December 31, 2025, respectively)	860.1	986.7
Prepaid income taxes	90.8	69.3
Prepaid and other assets	87.0	73.5
Total current assets	1,298.9	1,644.8
Property, equipment and leasehold improvements, net	99.1	87.3
Right of use assets	151.4	112.9
Goodwill	3,047.8	2,923.4
Intangible assets, net	899.1	832.5
Deferred tax assets	45.6	45.9
Other non-current assets	53.4	55.7
Total assets	$5,595.3	$5,702.5

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5.9	$15.3
Income taxes payable	57.9	74.4
Accrued compensation and related benefits	217.7	242.9
Other accrued liabilities	256.7	265.4
Deferred revenue	1,036.7	1,231.8
Total current liabilities	1,574.9	1,829.8
Long-term debt	6,716.9	6,202.3
Long-term operating lease liabilities	149.2	107.5
Deferred tax liabilities	29.7	101.6
Other non-current liabilities	141.0	115.8
Total liabilities	8,611.7	8,357.0

Commitments and Contingencies (see Note 7)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01; 100.0 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750.0 common shares authorized; 134.5 and 134.4 common shares issued and 71.7 and 73.6 common shares outstanding at September 30, 2026 and December 31, 2025, respectively)	1.3	1.3
Treasury shares, at cost (62.8 and 60.8 common shares held at September 30, 2026 and December 31, 2025, respectively)	(10,958.2)	(9,834.4)
Additional paid in capital	1,919.6	1,802.5
Retained earnings	6,079.4	5,427.6
Accumulated other comprehensive loss	(58.5)	(51.5)
Total shareholders’ equity (deficit)	(3,016.4)	(2,654.5)
Total liabilities and shareholders’ equity (deficit)	$5,595.3	$5,702.5

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2026	2025	2026	2025
Operating revenues	$892.0	$793.4	$2,609.8	$2,311.9

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	152.2	132.5	443.9	407.0
Selling and marketing	90.2	79.9	263.3	236.8
Research and development	47.6	44.8	143.2	136.5
General and administrative	48.2	41.8	163.4	137.2
Amortization of intangible assets	45.2	41.0	130.9	128.6
Depreciation and amortization of property, equipment and leasehold improvements	6.5	5.8	18.6	15.9
Total operating expenses	389.9	345.8	1,163.3	1,062.0

Operating income	502.1	447.6	1,446.5	1,249.9

Interest income	(2.9)	(5.1)	(8.2)	(11.9)
Interest expense	74.8	53.6	214.9	146.3
Other expense (income)	2.3	2.6	5.4	10.1
Other expense (income), net	74.2	51.1	212.1	144.5

Income before provision for income taxes	427.9	396.5	1,234.4	1,105.4
Provision for income taxes	76.9	71.2	135.4	187.8
Net income	$351.0	$325.3	$1,099.0	$917.6

Earnings per share:
Basic	$4.87	$4.26	$15.11	$11.89
Diluted	$4.86	$4.25	$15.09	$11.87

Weighted average shares outstanding:
Basic	72.1	76.5	72.7	77.2
Diluted	72.3	76.6	72.8	77.3
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2026	2025	2026	2025
Net income	$351.0	$325.3	$1,099.0	$917.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.3)	(5.0)	(8.3)	18.0
Income tax effect	0.2	0.7	1.2	(1.9)
Foreign currency translation adjustments, net	(1.1)	(4.3)	(7.1)	16.1

Pension and other post-retirement adjustments	—	0.9	0.1	1.4
Income tax effect	—	(0.2)	—	(0.2)
Pension and other post-retirement adjustments, net	—	0.7	0.1	1.2
Other comprehensive income (loss), net of tax	(1.1)	(3.6)	(7.0)	17.3
Comprehensive income	$349.9	$321.7	$1,092.0	$934.9
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in millions)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025	$1.3	$(9,834.4)	$1,802.5	$5,427.6	$(51.5)	$(2,654.5)
Net income				406.0		406.0
Dividends declared ($2.05 per common share)				(148.9)		(148.9)
Dividends paid in shares			—			—
Other comprehensive income (loss), net of tax					(7.5)	(7.5)
Common stock issued	—					—
Shares withheld for tax withholding		(15.5)				(15.5)
Exercise of stock options			1.3			1.3
Compensation payable in common stock			48.1			48.1
Common stock repurchased and held in treasury		(403.1)				(403.1)
Common stock issued to Directors and (held in)/released from treasury						—
Balance at March 31, 2026	1.3	(10,253.0)	1,851.9	5,684.7	(59.0)	(2,774.1)
Net income				342.0		342.0
Dividends declared ($2.05 per common share)				(150.0)		(150.0)
Dividends paid in shares			—			—
Other comprehensive income (loss), net of tax					1.6	1.6
Common stock issued						—
Shares withheld for tax withholding		—				—
Exercise of stock options			12.5			12.5
Compensation payable in common stock			25.5			25.5
Common stock repurchased and held in treasury		(146.3)				(146.3)
Common stock issued to Directors and (held in)/released from treasury		(0.7)				(0.7)
Balance at June 30, 2026	1.3	(10,400.0)	1,889.9	5,876.7	(57.4)	(2,689.5)
Net income				351.0		351.0
Dividends declared ($2.05 per common share)				(148.3)		(148.3)
Dividends paid in shares			—			—
Other comprehensive income (loss), net of tax					(1.1)	(1.1)
Common stock issued						—
Shares withheld for tax withholding		(0.4)				(0.4)
Exercise of stock options			2.0			2.0
Compensation payable in common stock			27.7			27.7
Common stock repurchased and held in treasury		(557.7)				(557.7)
Common stock issued to Directors and (held in)/released from treasury		(0.1)				(0.1)
Balance at September 30, 2026	$1.3	$(10,958.2)	$1,919.6	$6,079.4	$(58.5)	$(3,016.4)
See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in millions)

(unaudited)	Common Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$1.3	$(7,334.3)	$1,683.7	$4,780.3	$(71.0)	$(940.0)
Net income				288.6		288.6
Dividends declared ($1.80 per common share)				(141.4)		(141.4)
Dividends paid in shares			—			—
Other comprehensive income (loss), net of tax					7.3	7.3
Common stock issued	—					—
Shares withheld for tax withholding		(57.7)				(57.7)
Exercise of stock options			0.4			0.4
Compensation payable in common stock			40.4			40.4
Common stock repurchased and held in treasury		(156.2)				(156.2)
Common stock issued to Directors and (held in)/released from treasury		—				—
Balance at March 31, 2025	1.3	(7,548.2)	1,724.5	4,927.5	(63.7)	(958.6)
Net income				303.7		303.7
Dividends declared ($1.80 per common share)				(140.0)		(140.0)
Dividends paid in shares			—			—
Other comprehensive income (loss), net of tax					13.6	13.6
Common stock issued						—
Shares withheld for tax withholding		(0.1)				(0.1)
Exercise of stock options	—		3.9			3.9
Compensation payable in common stock			23.4			23.4
Common stock repurchased and held in treasury		(132.5)				(132.5)
Common stock issued to Directors and (held in)/released from treasury		0.4				0.4
Balance at June 30, 2025	1.3	(7,680.4)	1,751.8	5,091.2	(50.1)	(886.2)
Net income				325.3		325.3
Dividends declared ($1.80 per common share)				(138.1)		(138.1)
Dividends paid in shares			—			—
Other comprehensive income (loss), net of tax					(3.6)	(3.6)
Common stock issued						—
Shares withheld for tax withholding		(0.2)				(0.2)
Exercise of stock options			2.3			2.3
Compensation payable in common stock			22.5			22.5
Common stock repurchased and held in treasury		(1,237.9)				(1,237.9)
Common stock issued to Directors and (held in)/released from treasury		—				—
Balance at September 30, 2025	$1.3	$(8,918.5)	$1,776.6	$5,278.4	$(53.7)	$(1,915.9)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
(unaudited)	2026	2025
Cash flows from operating activities
Net income	$1,099.0	$917.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	130.9	128.6
Stock-based compensation expense	100.6	85.8
Depreciation and amortization of property, equipment and leasehold improvements	18.6	15.9
Amortization of right of use assets	22.0	18.5
Amortization of debt origination fees	5.6	4.1
Deferred taxes	(79.4)	33.4
Other adjustments	(3.1)	17.4
Changes in assets and liabilities:
Accounts receivable	126.8	79.3
Prepaid income taxes	(21.6)	(47.1)
Prepaid and other assets	(12.1)	(1.0)
Other non-current assets	1.9	(15.5)
Accounts payable	(9.5)	1.1
Income taxes payable	(15.2)	31.9
Accrued compensation and related benefits	(23.5)	(28.5)
Other accrued liabilities	(14.0)	27.3
Deferred revenue	(200.4)	(162.3)
Long-term operating lease liabilities	(18.8)	(21.2)
Other non-current liabilities	5.4	2.9
Other	0.5	(0.9)
Net cash provided by operating activities	1,113.7	1,087.3

Cash flows from investing activities
Capitalized software development costs	(96.7)	(66.7)
Capital expenditures	(27.2)	(26.9)
Business acquisitions, net of cash acquired	(174.7)	—
Net cash used in investing activities	(298.6)	(93.6)

Cash flows from financing activities
Repurchase of common stock held in treasury	(1,135.8)	(1,577.5)
Payment of dividends	(447.8)	(421.4)
Repayment of borrowings	(740.0)	(926.9)
Proceeds from borrowings, net of discount	1,250.0	1,931.9
Payment of debt issuance costs	—	(12.8)
Payment of contingent consideration and deferred purchase price from acquisitions	(10.9)	(12.1)
Proceeds from exercise of stock options	15.8	6.6
Net cash (used in) financing activities	(1,068.7)	(1,012.2)

Effect of exchange rate changes	(0.7)	9.2

Net increase (decrease) in cash, cash equivalents and restricted cash	(254.3)	(9.3)
Cash, cash equivalents and restricted cash, beginning of period	515.3	409.4
Cash, cash equivalents and restricted cash, end of period	$261.0	$400.1

Supplemental disclosure of cash flow information:
Cash paid for interest	$220.9	$121.7
Cash paid for income taxes, net of refunds received	$242.7	$156.2

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$7.7	$2.9
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
Concentrations
For the nine months ended September 30, 2026 and 2025, BlackRock, Inc. (“BlackRock”) accounted for 11.8% and 10.6% of the Company’s consolidated operating revenues, respectively. For the nine months ended September 30, 2026 and 2025, BlackRock accounted for 19.8% and 18.5% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within Analytics, Sustainability and Climate or All Other – Private Assets for the nine months ended September 30, 2026 and 2025.
Allowance for Credit Losses
Changes in the allowance for credit losses from December 31, 2024 to September 30, 2026 were as follows:

(in millions)	Amount
Balance as of December 31, 2024	$5.3
Addition to credit loss expense	4.0
Write-offs, net of recoveries	(2.9)
Balance as of December 31, 2025	$6.4
Addition to credit loss expense	2.8
Write-offs, net of recoveries	(1.8)
Balance as of September 30, 2026	$7.4

2. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2024, the FASB issued Accounting Standards Update No. 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” or ASU 2024-03. The amendments in ASU 2024-03 require additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03 is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2027 and interim reporting periods beginning in 2028 on a prospective basis. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
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
The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months Ended September 30, 2026
	Segments
(in millions)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$269.5	$188.1	$92.2	$73.8	$623.6
Asset-based fees	246.6	—	—	—	246.6
Non-recurring	16.5	2.9	1.5	0.9	21.8
Total	$532.6	$191.0	$93.7	$74.7	$892.0

	For the Nine Months Ended September 30, 2026
	Segments
(in millions)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$786.7	$557.2	$273.6	$219.7	$1,837.2
Asset-based fees	704.2	—	—	—	704.2
Non-recurring	49.0	13.2	3.9	2.3	68.4
Total	$1,539.9	$570.4	$277.5	$222.0	$2,609.8

	For the Three Months Ended September 30, 2025
	Segments
(in millions)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$242.5	$178.3	$88.7	$69.6	$579.1
Asset-based fees	197.5	—	—	—	197.5
Non-recurring	11.1	3.9	1.4	0.4	16.8
Total	$451.1	$182.2	$90.1	$70.0	$793.4

	For the Nine Months Ended September 30, 2025
	Segments
(in millions)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$711.5	$517.8	$258.4	$206.7	$1,694.4
Asset-based fees	559.0	—	—	—	559.0
Non-recurring	37.2	14.3	5.2	1.8	58.5
Total	$1,307.7	$532.1	$263.6	$208.5	$2,311.9
The tables that follow present the change in accounts receivable, net of allowances, and current deferred revenue between the dates indicated:

(in millions)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2025)	$986.7	$1,231.8
Closing (September 30, 2026)	860.1	1,036.7
Increase/(decrease)	$(126.6)	$(195.1)

(in millions)	Accounts receivable, net of allowances	Deferred revenue
Opening (December 31, 2024)	$820.7	$1,123.4
Closing (September 30, 2025)	745.9	974.7
Increase/(decrease)	$(74.8)	$(148.7)
Deferred revenue primarily represents subscription fees billed in advance of the related performance period. For the three months ended September 30, 2026 and 2025, the Company recognized $251.7 million and $239.0 million, respectively, and for the nine months ended September 30, 2026 and 2025, the Company recognized $1,125.3 million and $1,029.7 million, respectively, of revenue that was included in the deferred revenue balance as of the beginning of each period. The decrease in the Company’s deferred revenue balance during the period was primarily driven by revenue recognized on existing contracts, partially offset by new billings.

As of September 30, 2026 and December 31, 2025, long-term deferred revenue of $32.5 million and $34.0 million, respectively, was included in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statements of Financial Condition.
For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
September 30,
(in millions)	2026
First 12-month period	$1,197.5
Second 12-month period	771.7
Third 12-month period	350.5
Periods thereafter	266.5
Total	$2,586.2
4. EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, stock options, restricted stock units, performance stock units, and performance stock options.
The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income	$351.0	$325.3	$1,099.0	$917.6

Basic weighted average common shares outstanding	72.1	76.5	72.7	77.2
Effect of dilutive securities	0.2	0.1	0.1	0.1
Diluted weighted average common shares outstanding	72.3	76.6	72.8	77.3

Earnings per common share:
Basic	$4.87	$4.26	$15.11	$11.89
Diluted	$4.86	$4.25	$15.09	$11.87
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

On August 3, 2026, the Company completed the acquisition of First Street Technology, Inc. (“First Street”), a provider of physics-based physical climate risk data and analytics. The acquisition provides the Company with physics-based physical climate risk capabilities, enabling clients to assess and manage exposure to climate-related hazards. First Street's financial results are reported within the Sustainability and Climate operating segment from the acquisition date.
In connection with the acquisition of First Street, the aggregate purchase price was $122.6 million, net of cash acquired. The total consideration includes the fair value of potential additional cash payments of up to $130.0 million, payable during the two years following closing, contingent upon the achievement of specified revenue thresholds. The preliminary purchase price allocation resulted in $52.0 million of intangible assets with a weighted-average useful life of 9.0 years, and $74.5 million of goodwill assigned to the Sustainability and Climate operating segment. The allocation is preliminary and subject to change as the Company finalizes its purchase accounting, and will be finalized within the measurement period, which will not exceed one year from the acquisition date.
In connection with the acquisitions of Vantager, Compass, and PM Insights, the aggregate purchase price was $95.4 million. The preliminary acquired balances related to the acquisitions consisted of $51.7 million in intangible assets and $53.9 million in goodwill, with a weighted average amortization period of intangible assets of 8.5 years.
The acquisitions of Vantager, Compass, PM Insights and First Street (collectively, “the acquisitions”) were accounted for as business combinations. Goodwill recognized for the acquisitions reflects expected synergies from the acquired technology platforms and proprietary databases and is not deductible for income tax purposes.
The acquisitions each included contingent consideration as a component of the aggregate purchase price. The fair values of the contingent consideration were determined based on management estimates and assumptions which primarily included forecasted product sales, probability of achievement of certain integration targets and discount rates. The Company classifies these liabilities as Level 3 within the fair value hierarchy, as the measurement is based on inputs that are not observable in the market. As of September 30, 2026, the fair value of the contingent consideration was $38.7 million, of which $18.8 million is included in “Other accrued liabilities” and $19.9 million is included in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statements of Financial Condition.
Changes in the Company’s Level 3 financial liabilities for the three and nine months ended September 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$33.9	$15.7	$14.6	$28.6
Additions of contingent consideration[1]	3.7	—	32.2	—
Change in fair value	1.1	0.3	1.4	(3.0)
Payments	—	—	(9.5)	(9.6)
Ending Balance	$38.7	$16.0	$38.7	$16.0
___________________________
1Reflects balance of contingent consideration at acquisition date fair value.
6. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table shows the changes in our goodwill balances from December 31, 2025 to September 30, 2026:

(in millions)	Index	Analytics	Sustainability and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2025	$1,231.1	$296.9	$86.3	$1,309.1	$2,923.4
Acquisitions[1]	42.3	—	74.5	11.6	128.4
Foreign exchange translation adjustment	(3.2)	—	(0.5)	(0.3)	(4.0)
Goodwill at September 30, 2026	$1,270.2	$296.9	$160.3	$1,320.4	$3,047.8
___________________________
1Reflects the opening balance sheet impacts of the acquisitions of Vantager, Compass, PM Insights and First Street.

The Company completed its annual goodwill impairment test as of July 1, 2026 on its Index, Analytics, Sustainability and Climate, Real Assets and Private Capital Solutions reporting units, which are also the Company’s operating segments, and no impairments were recorded. The Company performed a test for impairment and determined that it was more likely than not that the fair value of each reporting unit was greater than its carrying value. See Note 11, “Segment Information,” for further descriptions of the operating segments.
Intangible Assets, Net
The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Amortization expense of acquired intangible assets	$21.0	$20.8	$61.5	$70.8
Amortization expense of internally developed capitalized software	24.2	20.2	69.4	57.8
Total amortization of intangible assets expense	$45.2	$41.0	$130.9	$128.6
The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	September 30, 2026			December 31, 2025
(in millions)	Gross intangible assets	Accumulated amortization	Net intangible assets	Gross intangible assets	Accumulated amortization	Net intangible assets
Customer relationships	$731.7	$(421.0)	$310.7	$716.2	$(406.7)	$309.5
Proprietary data	470.2	(177.2)	293.0	455.6	(147.5)	308.1
Acquired technology and software	328.3	(227.4)	100.9	258.2	(213.7)	44.5
Trademarks	209.1	(193.1)	16.0	209.1	(189.9)	19.2
Internally developed capitalized software	502.5	(324.0)	178.5	407.7	(256.5)	151.2
Total	$2,241.8	$(1,342.7)	$899.1	$2,046.8	$(1,214.3)	$832.5
The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2026 and succeeding years:

Years Ending December 31, (in millions)	Amortization Expense
Remainder of 2026	$45.8
2027	165.3
2028	134.3
2029	98.8
2030	78.8
Thereafter	376.1
Total	$899.1

7. DEBT
As of September 30, 2026, the Company had outstanding an aggregate of $6.0 billion in senior unsecured notes (collectively, the “Senior Notes”) and $810.0 million of revolving loans under the Revolving Credit Facility (as defined below) as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
(in millions)	Maturity Date	September 30, 2026	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	$1,000.0	$996.7	$995.8	$950.0	$980.0
3.625% senior unsecured notes due 2030	September 1, 2030	900.0	897.4	896.9	831.6	861.3
3.875% senior unsecured notes due 2031	February 15, 2031	1,000.0	995.2	994.3	916.0	963.0
3.625% senior unsecured notes due 2031	November 1, 2031	600.0	596.7	596.2	533.4	564.6
3.250% senior unsecured notes due 2033	August 15, 2033	700.0	695.4	694.9	584.5	630.0
5.250% senior unsecured notes due 2035	September 1, 2035	1,250.0	1,232.0	1,231.0	1,157.5	1,262.5
5.150% senior unsecured notes due 2036	March 15, 2036	500.0	493.5	493.2	457.5	499.5
Variable rate revolving loans[1]	August 20, 2030	810.0	810.0	300.0	806.0	297.0
Total debt		$6,760.0	$6,716.9	$6,202.3	$6,236.5	$6,057.9
___________________________
1As of September 30, 2026, there were $4.7 million in unamortized deferred financing fees associated with the variable rate revolving loan commitments under the Revolving Credit Facility of which $1.2 million is included in “Prepaid and other assets,” and $3.5 million is included in “Other non-current assets” on the Unaudited Condensed Consolidated Statements of Financial Condition.
Maturities of the Company’s principal debt payments as of September 30, 2026 are as follows:

(in millions)	Amounts
Remainder of 2026	$—
2027	—
2028	—
2029	1,000.0
2030	1,710.0
Thereafter	4,050.0
Total debt	$6,760.0
Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Revolving Loans
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
5.250% senior unsecured notes due 2035[1]	Semi-Annual	March 1
5.150% senior unsecured notes due 2036[2]	Semi-Annual	March 15
Variable rate revolving loans[3]	Variable	October 22
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
As of September 30, 2026, the Company had $810.0 million of revolving loans outstanding under the Revolving Credit Facility. The Company may use the Revolving Credit Facility for general corporate purposes (including working capital and acquisitions and other transactions permitted under the Credit Agreement).
Interest on the revolving loans under the Credit Agreement accrues, at a variable rate, based on the secured overnight financing rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin determined based on the credit ratings of the Company’s senior, unsecured long-term debt. As of September 30, 2026, the applicable margin was 0.50% for Base Rate loans, and 1.50% for SOFR loans. At September 30, 2026, the weighted-average interest rate on the revolving loans under the Revolving Credit Facility was 5.3%.
In connection with the closings of the Senior Notes offerings, entry into the Prior Credit Agreement and the subsequent amendments thereto and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At September 30, 2026, $47.7 million of the deferred financing fees and premium remain unamortized, $1.2 million of which is included in “Prepaid and other assets,” $3.5 million of which is included in “Other non-current assets” and $43.0 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statements of Financial Condition.
8. LEASES
The components of lease expense (income) of the Company’s operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Operating lease expenses	$9.7	$7.9	$27.3	$23.1
Variable lease costs	1.2	0.3	3.3	0.8
Short-term lease costs	0.3	0.2	0.8	0.4
Sublease income	(0.7)	(0.7)	(2.0)	(2.0)
Total lease costs	$10.5	$7.7	$29.4	$22.3

Maturities of the Company’s operating lease liabilities as of September 30, 2026 are as follows:

Maturity of Lease Liabilities	Operating
(in millions)	Leases
Remainder of 2026	$6.7
2027	32.9
2028	38.2
2029	28.8
2030	25.2
Thereafter	69.2
Total lease payments	$201.0
Less: Interest	(27.4)
Present value of lease liabilities	$173.6

Other accrued liabilities	$24.4
Long-term operating lease liabilities	$149.2
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	September 30,	December 31,
Lease Term and Discount Rate	2026	2025
Weighted-average remaining lease term (years)	6.2	5.5
Weighted-average discount rate	4.5%	4.2%
Other information related to the Company’s operating leases are as follows:

Other Information	Nine Months Ended September 30,
(in millions)	2026	2025
Operating cash flows used for operating leases	$27.4	$25.8
Right of use assets obtained for new operating lease liabilities	$61.8	$12.0
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
As of September 30, 2026, there was $1.0 billion of available authorization remaining under the 2025 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Nine months ended (in millions, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased[1]
September 30, 2026	$560	2.0	$1,096.5
September 30, 2025	$559	2.7	$1,512.3
__________________________
1    The values in this column exclude the 1% excise tax incurred on share repurchases pursuant to the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit).
Common Stock Dividends
The following table presents dividends declared per common share as well as total amounts declared for the periods indicated:

	Dividends Declared
(in millions, except per share data)	Per Share	Total Amount
2026
Three Months Ended March 31,	$2.05	$148.9
Three Months Ended June 30,	2.05	150.0
Three Months Ended September 30,	2.05	148.3
Total	$6.15	$447.2
2025
Three Months Ended March 31,	$1.80	$141.4
Three Months Ended June 30,	1.80	140.0
Three Months Ended September 30,	1.80	138.1
Total	$5.40	$419.5

Common Stock
The following table presents activity related to shares of common stock issued and repurchased during the nine months ended September 30, 2026:

	Common Stock	Treasury	Common Stock
(in millions)	Issued	Stock	Outstanding
Balance at December 31, 2025	134.4	(60.8)	73.6
Dividend payable/paid	—	—	—
Common stock issued and exercise of stock options	—	—	—
Shares withheld for tax withholding	—	—	—
Shares repurchased under stock repurchase programs	—	(0.7)	(0.7)
Shares issued to directors	—	—	—
Balance at March 31, 2026	134.4	(61.5)	72.9
Dividend payable/paid	—	—	—
Common stock issued and exercise of stock options	0.1	—	0.1
Shares withheld for tax withholding	—	—	—
Shares repurchased under stock repurchase programs	—	(0.3)	(0.3)
Shares issued to directors	—	—	—
Balance at June 30, 2026	134.5	(61.8)	72.7
Dividend payable/paid	—	—	—
Common stock issued and exercise of stock options	—	—	—
Shares withheld for tax withholding	—	—	—
Shares repurchased under stock repurchase programs	—	(1.0)	(1.0)
Shares issued to directors	—	—	—
Balance at September 30, 2026	134.5	(62.8)	71.7
10. INCOME TAXES
The effective tax rate for the three months ended September 30, 2026 and 2025 was 18.0% and 17.9%, respectively. The increase in the tax rate was primarily driven by a lower operating tax rate in the current year that was offset by smaller net discrete tax benefits compared to the prior year.
The effective tax rate for the nine months ended September 30, 2026 and 2025 was 11.0% and 17.0%, respectively. The decrease in the effective tax rate was primarily driven by an $88.0 million discrete tax benefit recognized upon the completion of a multi-phased internal legal entity restructuring in the three months ended March 31, 2026.
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

The following table presents operating revenues, Adjusted EBITDA expenses and segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Operating revenues
Index	$532.6	$451.1	$1,539.9	$1,307.7
Analytics	191.0	182.2	570.4	532.1
Sustainability and Climate	93.7	90.1	277.5	263.6
Total reportable segment operating revenues	817.3	723.4	2,387.8	2,103.4
All Other - Private Assets	74.7	70.0	222.0	208.5
Total operating revenues	892.0	793.4	2,609.8	2,311.9

Adjusted EBITDA expenses
Index	120.2	100.9	354.5	315.7
Analytics	105.3	92.1	313.9	273.4
Sustainability and Climate	55.5	55.4	170.7	173.4
Total reportable segment Adjusted EBITDA expense	281.0	248.4	839.1	762.5

Adjusted EBITDA
Index Adjusted EBITDA	412.4	350.2	1,185.4	992.0
Analytics Adjusted EBITDA	85.7	90.1	256.5	258.7
Sustainability and Climate Adjusted EBITDA	38.2	34.7	106.8	90.2
Total reportable segment profitability	536.3	475.0	1,548.7	1,340.9

Plus:
All Other - Private Assets[1]	18.5	19.4	49.3	53.5
Less:
Amortization of intangible assets	45.2	41.0	130.9	128.6
Depreciation and amortization of property, equipment and leasehold improvements	6.5	5.8	18.6	15.9
Acquisition-related integration and transaction costs[2]	1.0	—	2.0	—
Operating income	502.1	447.6	1,446.5	1,249.9
Other expense (income), net	74.2	51.1	212.1	144.5
Income before provision for income taxes	427.9	396.5	1,234.4	1,105.4
Provision for income taxes	76.9	71.2	135.4	187.8
Net income	$351.0	$325.3	$1,099.0	$917.6
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

Operating revenues by geography are primarily based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Operating revenues
Americas:
United States	$356.0	$324.2	$1,040.1	$936.5
Other	39.7	34.8	115.7	105.1
Total Americas	395.7	359.0	1,155.8	1,041.6

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	163.9	138.1	470.2	396.1
Other	197.4	175.4	581.3	515.8
Total EMEA	361.3	313.5	1,051.5	911.9

Asia & Australia:
Japan	36.8	32.6	109.3	94.8
Other	98.2	88.3	293.2	263.6
Total Asia & Australia	135.0	120.9	402.5	358.4

Total	$892.0	$793.4	$2,609.8	$2,311.9
12. SUBSEQUENT EVENTS
On October 19, 2026, the Board of Directors declared a quarterly cash dividend of $2.05 per share for the three months ending December 31, 2026 (“fourth quarter 2026”). The fourth quarter 2026 dividend is payable on November 27, 2026 to shareholders of record as of the close of trading on November 13, 2026.

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
As of September 30, 2026, we served approximately 6,9001 clients in more than 100 countries.
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
For the nine months ended September 30, 2026, our largest client organization by revenue, BlackRock, accounted for 11.8% of our consolidated operating revenues, with 96.7% of the operating revenues from BlackRock coming from fees based on the assets in BlackRock’s ETFs and non-ETF products that are based on our indexes.
The discussion of our results of operations for the three and nine months ended September 30, 2026 and 2025 are presented below. The results of operations for interim periods may not be indicative of future results.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K. There have been no significant changes in our accounting policies or critical accounting estimates during the nine months ended September 30, 2026.
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
As of July 1, 2026, we elected to bypass the optional qualitative assessment for the Private Capital Solutions (“PCS”) reporting unit. This decision was based on the relatively low excess of fair value over carrying value observed in the prior year’s analysis. Therefore, a quantitative goodwill impairment test was performed for the PCS reporting unit. For the Index, Analytics, Sustainability and Climate, and Real Assets reporting units, we performed a qualitative assessment. The quantitative test for impairment used an equal weighting of the income approach and the market approach to estimate the fair value of the PCS reporting unit.
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
Impairment occurs when the estimated fair value of the reporting unit is below the carrying value. As of July 1, 2026, our quantitative test for goodwill impairment indicated that the PCS reporting unit’s fair value exceeded its carrying value. For all other reporting units, the qualitative assessment indicated it was not more likely than not that the fair value of any of these reporting units was less than its carrying amount. Additionally, no triggering events occurred between July 1, 2026 and September 30, 2026 that would require an interim impairment assessment. Therefore, no goodwill impairment was recorded for the nine months ended September 30, 2026.

At September 30, 2026, the carrying value of goodwill of the PCS reporting unit was $629.4 million. As of July 1, 2026, the fair value of the PCS reporting unit exceeded its carrying value by approximately 21%. If we experience a prolonged downturn in the business environment or financial markets, weaker-than-expected performance of one of our businesses or a sustained decline in our common stock price, our goodwill could be impaired in the future, which may be material to our results of operations and financial position.
For the PCS reporting unit, a hypothetical decrease in revenue growth rates by 100 basis points or a hypothetical 100 basis point increase in the weighted average cost of capital would not result in an impairment. See Note 6, “Goodwill and Intangible Assets, Net” of the Notes to the Condensed Consolidated Financial Statements included herein for additional information on goodwill.
Results of Operations
Operating Revenues
Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product as follows: Index, Analytics, Sustainability and Climate and All Other – Private Assets.
The following table presents operating revenues by type for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in millions)	2026	2025		2026	2025
Operating revenues:
Index
Recurring subscriptions	$269.5	$242.5	11.1%	$786.7	$711.5	10.6%
Asset-based fees	246.6	197.5	24.9%	704.2	559.0	26.0%
Non-recurring	16.5	11.1	48.6%	49.0	37.2	31.7%
Index total	532.6	451.1	18.1%	1,539.9	1,307.7	17.8%

Analytics
Recurring subscriptions	188.1	178.3	5.5%	557.2	517.8	7.6%
Non-recurring	2.9	3.9	(25.6%)	13.2	14.3	(7.7%)
Analytics total	191.0	182.2	4.8%	570.4	532.1	7.2%

Sustainability and Climate
Recurring subscriptions	92.2	88.7	3.9%	273.6	258.4	5.9%
Non-recurring	1.5	1.4	7.1%	3.9	5.2	(25.0%)
Sustainability and Climate total	93.7	90.1	4.0%	277.5	263.6	5.3%

All Other - Private Assets
Recurring subscriptions	73.8	69.6	6.0%	219.7	206.7	6.3%
Non-recurring	0.9	0.4	125.0%	2.3	1.8	27.8%
All Other - Private Assets total	74.7	70.0	6.7%	222.0	208.5	6.5%

Total
Recurring subscriptions total	623.6	579.1	7.7%	1,837.2	1,694.4	8.4%
Asset-based fees	246.6	197.5	24.9%	704.2	559.0	26.0%
Non-recurring	21.8	16.8	29.8%	68.4	58.5	16.9%
Total operating revenues	$892.0	$793.4	12.4%	$2,609.8	$2,311.9	12.9%
Total operating revenues increased 12.4% for the three months ended September 30, 2026. The $98.6 million increase was driven by $49.1 million higher asset-based fees, $44.5 million higher recurring subscription revenues and $5.0 million higher non-

recurring revenues. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, total operating revenues would have increased 12.3%.
Total operating revenues increased 12.9% for the nine months ended September 30, 2026. The $297.9 million increase was driven by $145.2 million higher asset-based fees, $142.8 million higher recurring subscription revenues and $9.9 million higher non-recurring revenues. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, total operating revenues would have increased 12.6%.
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
The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in millions)	2026	2025		2026	2025
Operating expenses:
Cost of revenues	$152.2	$132.5	14.9%	$443.9	$407.0	9.1%
Selling and marketing	90.2	79.9	12.9%	263.3	236.8	11.2%
Research and development	47.6	44.8	6.3%	143.2	136.5	4.9%
General and administrative	48.2	41.8	15.3%	163.4	137.2	19.1%
Amortization of intangible assets	45.2	41.0	10.2%	130.9	128.6	1.8%
Depreciation and amortization of property, equipment and leasehold improvements	6.5	5.8	12.1%	18.6	15.9	17.0%
Total operating expenses	$389.9	$345.8	12.8%	$1,163.3	$1,062.0	9.5%
Total operating expenses increased 12.8% for the three months ended September 30, 2026. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, the increase would have been 10.6%.
Total operating expenses increased 9.5% for the nine months ended September 30, 2026. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, the increase would have been 7.1%.
Descriptions of MSCI’s operating expense categories are provided in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. The discussion below focuses on year-over-year changes and key drivers.
Cost of Revenues
Cost of revenues increased 14.9% and 9.1% for the three and nine months ended September 30, 2026, respectively, driven by increases in non-compensation costs as a result of higher information technology costs and market data costs, as well as increases in compensation and benefits costs, primarily as a result of incentive compensation.

Selling and Marketing
Selling and marketing expenses increased 12.9% and 11.2% for the three and nine months ended September 30, 2026, respectively, driven by increases in compensation and benefits costs, primarily as a result of incentive compensation, as well as increases in non-compensation costs as a result of higher occupancy costs.
Research and Development
R&D expenses increased 6.3% for the three months ended September 30, 2026, driven by increases in non-compensation costs as a result of higher information technology costs and professional fees. The increase was also driven by increases in compensation and benefits costs, primarily as a result of salaries and incentive compensation, partially offset by increased capitalization of costs related to internally developed software projects.
R&D expenses increased 4.9% for the nine months ended September 30, 2026, driven by increases in non-compensation costs as a result of higher information technology costs. The increase was also driven by increases in compensation and benefits costs, primarily as a result of salaries and incentive compensation, partially offset by increased capitalization of costs related to internally developed software projects.
General and Administrative
G&A expenses increased 15.3% for the three months ended September 30, 2026, driven by increases in compensation and benefits costs, primarily as a result of incentive compensation, as well as increases in non-compensation costs as a result of higher transaction costs and professional fees.
G&A expenses increased 19.1% for the nine months ended September 30, 2026, driven by increases in compensation and benefits costs, primarily as a result of incentive compensation. The increase was also driven by increases in non-compensation costs as a result of higher transaction costs, as well as a decrease in the favorable fair value adjustment on contingent consideration related to the Fabric RQ, Inc. acquisition.
The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in millions)	2026	2025		2026	2025
Compensation and benefits	$233.9	$215.2	8.7%	$715.4	$672.4	6.4%
Non-compensation expenses	104.3	83.8	24.5%	298.4	245.1	21.7%
Amortization of intangible assets	45.2	41.0	10.2%	130.9	128.6	1.8%
Depreciation and amortization of property, equipment and leasehold improvements	6.5	5.8	12.1%	18.6	15.9	17.0%
Total operating expenses	$389.9	$345.8	12.8%	$1,163.3	$1,062.0	9.5%
Compensation and Benefits
We had 6,259 employees as of September 30, 2026, compared to 6,253 employees as of September 30, 2025, reflecting a 0.1% increase. Our use of artificial intelligence tools in our operations, together with the continued growth of our emerging market centers around the world, are important factors in our ability to manage and control the growth of our compensation and benefits costs. As of September 30, 2026, 71% of our employees were located in emerging market centers compared to 70% as of September 30, 2025.
Compensation and benefits costs increased 8.7% and 6.4%, respectively, for the three and nine months ended September 30, 2026, primarily driven by increases in incentive compensation, partially offset by increased capitalization of expenses related to internally developed software projects.
Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, compensation and benefits costs would have increased by 7.2% and 4.4%, respectively, for the three and nine months ended September 30, 2026.

Non-Compensation Expenses
Non-compensation expenses increased 24.5% for the three months ended September 30, 2026, primarily driven by higher information technology costs, professional fees, market data costs, and occupancy costs.
Non-compensation expenses increased 21.7% for the nine months ended September 30, 2026, primarily driven by higher information technology costs, professional fees, and market data costs, as well as a decrease in the favorable fair value adjustment on contingent consideration related to the Fabric RQ, Inc. acquisition.
Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, non-compensation expenses would have increased by 21.5% and 18.6%, respectively, for the three and nine months ended September 30, 2026.
Amortization of Intangible Assets
Amortization of intangible assets expense increased 10.2% for the three months ended September 30, 2026, primarily driven by higher amortization of internally developed capitalized software.
Amortization of intangible assets expense increased 1.8% for the nine months ended September 30, 2026, primarily driven by higher amortization of internally developed capitalized software, partially offset by certain acquired intangible assets becoming fully amortized during the prior year.
Depreciation and Amortization of Property, Equipment and Leasehold Improvements
Depreciation and amortization of property, equipment and leasehold improvements increased 12.1% and 17.0% for the three and nine months ended September 30, 2026, respectively, primarily driven by higher depreciation on computer and related equipment.
Total Other Expense (Income), Net
The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in millions)	2026	2025		2026	2025
Interest income	$(2.9)	$(5.1)	(43.1%)	$(8.2)	$(11.9)	(31.1%)
Interest expense	74.8	53.6	39.6%	214.9	146.3	46.9%
Other expense (income)	2.3	2.6	(11.5%)	5.4	10.1	(46.5%)
Total other expense (income), net	$74.2	$51.1	45.2%	$212.1	$144.5	46.8%
Total other expense (income), net increased 45.2% and 46.8% for the three and nine months ended September 30, 2026, respectively, primarily driven by higher interest expense as a result of higher debt levels.
Income Taxes
The effective tax rate for the three months ended September 30, 2026 and 2025 was 18.0% and 17.9%, respectively. The increase in the tax rate was primarily driven by a lower operating tax rate in the current year that was offset by smaller net discrete tax benefits compared to the prior year.
The effective tax rate for the nine months ended September 30, 2026 and 2025 was 11.0% and 17.0%, respectively. The decrease in the effective tax rate was primarily driven by an $88.0 million discrete tax benefit recognized upon the completion of a multi-phased internal legal entity restructuring in the three months ended March 31, 2026.
Net Income
Net income for the three months ended September 30, 2026 and 2025 was $351.0 million and $325.3 million, respectively, representing an increase of 7.9%. The change in net income was driven by the factors described above.
Net income for the nine months ended September 30, 2026 and 2025 was $1,099.0 million and $917.6 million, respectively, representing an increase of 19.8%. The change in net income was driven by the factors described above.

Weighted Average Shares and Common Shares Outstanding
The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in millions)	2026	2025		2026	2025
Weighted average shares outstanding:
Basic	72.1	76.5	(5.8%)	72.7	77.2	(5.8%)
Diluted	72.3	76.6	(5.6%)	72.8	77.3	(5.8%)

Common shares outstanding as of September 30, 2026 were 71.7 million, compared to 73.6 million as of December 31, 2025, representing a decrease of 2.6%. The decrease in weighted average shares and common shares outstanding for the three and nine months ended September 30, 2026 was driven by the impact of share repurchases made pursuant to the Company’s stock repurchase program.
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
The following table presents non-GAAP Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Operating revenues	$892.0	$793.4	$2,609.8	$2,311.9
Adjusted EBITDA expenses	337.2	299.0	1,011.8	917.5
Adjusted EBITDA	$554.8	$494.4	$1,598.0	$1,394.4
Operating margin %	56.3%	56.4%	55.4%	54.1%
Adjusted EBITDA margin %	62.2%	62.3%	61.2%	60.3%

Reconciliation of Net Income to Adjusted EBITDA and Operating Expenses to Adjusted EBITDA Expenses
The following table presents the reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$351.0	$325.3	$1,099.0	$917.6
Provision for income taxes	76.9	71.2	135.4	187.8
Other expense (income), net	74.2	51.1	212.1	144.5
Operating income	502.1	447.6	1,446.5	1,249.9
Amortization of intangible assets	45.2	41.0	130.9	128.6
Depreciation and amortization of property, equipment and leasehold improvements	6.5	5.8	18.6	15.9
Acquisition-related integration and transaction costs[1]	1.0	—	2.0	—
Consolidated Adjusted EBITDA	$554.8	$494.4	$1,598.0	$1,394.4

Index Adjusted EBITDA	412.4	350.2	1,185.4	992.0
Analytics Adjusted EBITDA	85.7	90.1	256.5	258.7
Sustainability and Climate Adjusted EBITDA	38.2	34.7	106.8	90.2
All Other - Private Assets Adjusted EBITDA	18.5	19.4	49.3	53.5
Consolidated Adjusted EBITDA	$554.8	$494.4	$1,598.0	$1,394.4
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
The following table presents the reconciliation of operating expenses to Adjusted EBITDA expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Total operating expenses	$389.9	$345.8	$1,163.3	$1,062.0
Amortization of intangible assets	45.2	41.0	130.9	128.6
Depreciation and amortization of property, equipment and leasehold improvements	6.5	5.8	18.6	15.9
Acquisition-related integration and transaction costs[1]	1.0	—	2.0	—
Consolidated Adjusted EBITDA expenses	$337.2	$299.0	$1,011.8	$917.5

Index Adjusted EBITDA expenses	$120.2	$100.9	$354.5	$315.7
Analytics Adjusted EBITDA expenses	105.3	92.1	313.9	273.4
Sustainability and Climate Adjusted EBITDA expenses	55.5	55.4	170.7	173.4
All Other - Private Assets Adjusted EBITDA expenses	56.2	50.6	172.7	155.0
Consolidated Adjusted EBITDA expenses	$337.2	$299.0	$1,011.8	$917.5
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

Segment Results
Index Segment
The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in millions)	2026	2025		2026	2025
Operating revenues:
Recurring subscriptions	$269.5	$242.5	11.1%	$786.7	$711.5	10.6%
Asset-based fees	246.6	197.5	24.9%	704.2	559.0	26.0%
Non-recurring	16.5	11.1	48.6%	49.0	37.2	31.7%
Operating revenues total	532.6	451.1	18.1%	1,539.9	1,307.7	17.8%
Adjusted EBITDA expenses	120.2	100.9	19.1%	354.5	315.7	12.3%
Adjusted EBITDA	$412.4	$350.2	17.8%	$1,185.4	$992.0	19.5%
Adjusted EBITDA margin %	77.4%	77.6%		77.0%	75.9%
Index operating revenues increased 18.1% for the three months ended September 30, 2026, driven by growth from asset-based fees as well as recurring subscriptions. Adjusting for the impact of the acquisitions of Compass and PM Insights and foreign currency exchange rate fluctuations, Index operating revenues would have increased 18.0%.
Operating revenues from recurring subscriptions increased 11.1% for the three months ended September 30, 2026, primarily driven by growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 24.9% for the three months ended September 30, 2026, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes increased by 28.2% and 20.7%, respectively, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees.
Index operating revenues increased 17.8% for the nine months ended September 30, 2026, primarily driven by growth from asset-based fees as well as recurring subscriptions. Adjusting for the impact of the acquisitions of Compass and PM Insights and foreign currency exchange rate fluctuations, Index operating revenues would have increased 17.7%.
Operating revenues from recurring subscriptions increased 10.6% for the nine months ended September 30, 2026, primarily driven by growth from market cap-weighted Index products.
Operating revenues from asset-based fees increased 26.0% for the nine months ended September 30, 2026, primarily driven by growth in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes increased by 32.3% and 15.0%, respectively, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees.
The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Three Months Ended
	2025				2026
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
AUM in ETFs linked to MSCI equity indexes[1,2]	$1,783	$2,025	$2,211	$2,341	$2,403	$2,818	$2,905
Sequential Change in Value
Market Appreciation/(Depreciation)	$16	$193	$140	$63	$(41)	$376	$11
Cash Inflows	42	49	46	67	103	39	76
Total Change	$58	$242	$186	$130	$62	$415	$87

The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2025				2026
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI equity indexes[1,2]
Quarterly average	$1,794	$1,869	$2,108	$2,274	$2,471	$2,706	$2,878
Year-to-date average	$1,794	$1,831	$1,924	$2,011	$2,471	$2,588	$2,685
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
The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended September 30, 2026, was up $769 billion, or 36.5%. For the nine months ended September 30, 2026, the average value of AUM in ETFs linked to MSCI equity indexes was up $761 billion, or 39.6%.
Index segment Adjusted EBITDA expenses increased 19.1% for the three months ended September 30, 2026, driven by increases in compensation and benefits costs, primarily from incentive compensation, partially offset by increased capitalization of costs related to internally developed software projects. The increase was also driven by increases in non-compensation expenses as a result of higher professional fees and information technology costs. Adjusting for the impact of the acquisitions of Compass and PM Insights and foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 17.7%.
Index segment Adjusted EBITDA expenses increased 12.3% for the nine months ended September 30, 2026, driven by increases in non-compensation expenses primarily as a result of higher professional fees and information technology costs. The increase was also driven by increases in compensation and benefits costs, primarily from incentive compensation, partially offset by increased capitalization of costs related to internally developed software projects. Adjusting for the impact of the acquisitions of Compass and PM Insights and foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 9.6%.
Analytics Segment
The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in millions)	2026	2025		2026	2025
Operating revenues:
Recurring subscriptions	$188.1	$178.3	5.5%	$557.2	$517.8	7.6%
Non-recurring	2.9	3.9	(25.6%)	13.2	14.3	(7.7%)
Operating revenues total	191.0	182.2	4.8%	570.4	532.1	7.2%
Adjusted EBITDA expenses	105.3	92.1	14.3%	313.9	273.4	14.8%
Adjusted EBITDA	$85.7	$90.1	(4.9%)	$256.5	$258.7	(0.9%)
Adjusted EBITDA margin %	44.9%	49.4%		45.0%	48.6%
Analytics operating revenues increased 4.8% for the three months ended September 30, 2026, primarily driven by growth from recurring subscriptions related to both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 5.2%.
Analytics segment Adjusted EBITDA expenses increased 14.3% for the three months ended September 30, 2026, primarily driven by increases in non-compensation expenses as a result of higher information technology costs and market data costs. The increase was also driven by increases in compensation and benefits costs, primarily from incentive compensation. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 14.5%.

Analytics operating revenues increased 7.2% for the nine months ended September 30, 2026, primarily driven by growth from recurring subscriptions related to both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 7.5%.
Analytics segment Adjusted EBITDA expenses increased 14.8% for the nine months ended September 30, 2026, primarily driven by increases in non-compensation expenses as a result of higher information technology costs, as well as a decrease in the favorable fair value adjustment on contingent consideration related to the Fabric RQ, Inc. acquisition. The increase was also driven by increases in compensation and benefits costs, primarily as a result of incentive compensation. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 13.9%.
Sustainability and Climate Segment
The following table presents the results for the Sustainability and Climate segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in millions)	2026	2025		2026	2025
Operating revenues:
Recurring subscriptions	$92.2	$88.7	3.9%	$273.6	$258.4	5.9%
Non-recurring	1.5	1.4	7.1%	3.9	5.2	(25.0%)
Operating revenues total	93.7	90.1	4.0%	277.5	263.6	5.3%
Adjusted EBITDA expenses	55.5	55.4	0.2%	170.7	173.4	(1.6%)
Adjusted EBITDA	$38.2	$34.7	10.1%	$106.8	$90.2	18.4%
Adjusted EBITDA margin %	40.8%	38.6%		38.5%	34.3%
Sustainability and Climate operating revenues increased 4.0% for the three months ended September 30, 2026, primarily driven by growth from recurring subscriptions related to Ratings and Climate products. Adjusting for the impact of the acquisition of First Street and foreign currency exchange rate fluctuations, Sustainability and Climate operating revenues would have increased 2.2%.
Sustainability and Climate segment Adjusted EBITDA expenses increased 0.2% for the three months ended September 30, 2026, primarily driven by increases in non-compensation expenses as a result of higher information technology costs, professional fees, and market data costs, partially offset by increases in capitalization of costs related to internally developed software projects. Adjusting for the impact of the acquisition of First Street and foreign currency exchange rate fluctuations, Sustainability and Climate segment Adjusted EBITDA expenses would have decreased 4.2%.
Sustainability and Climate operating revenues increased 5.3% for the nine months ended September 30, 2026, primarily driven by growth from recurring subscriptions related to Ratings products. Adjusting for the impact of the acquisition of First Street and foreign currency exchange rate fluctuations, Sustainability and Climate operating revenues would have increased 3.0%.
Sustainability and Climate segment Adjusted EBITDA expenses decreased 1.6% for the nine months ended September 30, 2026, primarily driven by increased capitalization of costs related to internally developed software projects. Adjusting for the impact of the acquisition of First Street and foreign currency exchange rate fluctuations, Sustainability and Climate segment Adjusted EBITDA expenses would have decreased 3.7%.

All Other – Private Assets
The following table presents the results for All Other – Private Assets for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in millions)	2026	2025		2026	2025
Operating revenues:
Recurring subscriptions	$73.8	$69.6	6.0%	$219.7	$206.7	6.3%
Non-recurring	0.9	0.4	125.0%	2.3	1.8	27.8%
Operating revenues total	74.7	70.0	6.7%	222.0	208.5	6.5%
Adjusted EBITDA expenses	56.2	50.6	11.1%	172.7	155.0	11.4%
Adjusted EBITDA	$18.5	$19.4	(4.6%)	$49.3	$53.5	(7.9%)
Adjusted EBITDA margin %	24.8%	27.6%		22.2%	25.7%
All Other - Private Assets operating revenues increased 6.7% for the three months ended September 30, 2026, primarily driven by growth from recurring subscriptions in Private Capital Solutions related to Private Capital Intel, Total Plan Manager and Private Capital Portfolio Management products, as well as growth from recurring subscriptions in Real Assets related to Index Intel and RCA products. Adjusting for the impact of the acquisition of Vantager and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 6.7%.
All Other - Private Assets Adjusted EBITDA expenses increased 11.1% for the three months ended September 30, 2026, driven by increases in compensation and benefits costs, primarily from incentive compensation and salaries. Adjusting for the impact of the acquisition of Vantager and foreign currency exchange rate fluctuations, All Other – Private Assets Adjusted EBITDA expenses would have increased 9.5%.
All Other - Private Assets operating revenues increased 6.5% for the nine months ended September 30, 2026, primarily driven by growth from recurring subscriptions in Private Capital Solutions related to Private Capital Intel, Total Plan Manager and Private Capital Portfolio Management products. Adjusting for the impact of the acquisition of Vantager and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 5.5%.
All Other - Private Assets Adjusted EBITDA expenses increased 11.4% for the nine months ended September 30, 2026, driven by increases in compensation and benefits costs, primarily from incentive compensation and salaries. The increase was also driven by increases in non-compensation expenses as a result of higher professional fees. Adjusting for the impact of the acquisition of Vantager and foreign currency exchange rate fluctuations, All Other – Private Assets Adjusted EBITDA expenses would have increased 8.5%.
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
The following table presents Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
(in millions)	September 30, 2026	September 30, 2025	Run Rate Growth %	Organic Run Rate Growth %
Index:
Recurring subscriptions	$1,107.1	$988.2	12.0%	11.7%
Asset-based fees	975.6	799.7	22.0%	21.9%
Index total	2,082.7	1,787.9	16.5%	16.3%

Analytics	793.5	742.4	6.9%	7.5%

Sustainability and Climate	384.8	370.8	3.8%	2.4%

All Other - Private Assets	310.9	285.4	8.9%	9.2%

Total Run Rate	$3,571.9	$3,186.5	12.1%	12.0%

Recurring subscriptions total	$2,596.3	$2,386.8	8.8%	8.7%
Asset-based fees	975.6	799.7	22.0%	21.9%
Total Run Rate	$3,571.9	$3,186.5	12.1%	12.0%
Total Run Rate increased 12.1%, driven by an 8.8% increase from recurring subscriptions and a 22.0% increase from asset-based fees.
Run Rate from Index asset-based fees increased 22.0%, primarily driven by higher AUM in both ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes.
Run Rate from Index recurring subscriptions increased 12.0%, primarily driven by growth from market cap-weighted and custom Index products. The increase reflects growth across all client segments, primarily driven by growth from the asset managers, banking & brokerages and hedge funds client segments. The increase reflects growth across all regions.
Run Rate from Analytics products increased 6.9%, primarily driven by growth in both Equity Analytics and Multi-Asset Class products, and reflected growth across all regions. The increase primarily reflected growth in the hedge funds, asset owners and asset managers client segments.
Run Rate from Sustainability and Climate products increased 3.8%, driven by growth in Climate products with contributions primarily from Americas and EMEA, partially offset by cancellations.
Run Rate from All Other - Private Assets increased 8.9%, primarily driven by Private Capital Solutions related to Total Plan Manager, Private Capital Transparency Data and Private Capital Intel products. The increase reflected growth across all regions and was primarily driven by the asset owners and asset managers client segments.
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
The following table presents our recurring subscription sales, cancellations and non-recurring sales for the periods indicated:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Index
New recurring subscription sales	$34.7	$29.4	$101.9	$81.1
Subscription cancellations	(7.3)	(9.9)	(21.6)	(27.4)
Net new recurring subscription sales	$27.4	$19.5	$80.3	$53.7
Non-recurring sales	$14.3	$12.6	$45.9	$42.5
Total gross sales	$49.0	$42.0	$147.8	$123.6
Total Index net sales	$41.7	$32.1	$126.2	$96.2

Analytics
New recurring subscription sales	$30.5	$21.9	$69.7	$60.9
Subscription cancellations	(10.7)	(9.8)	(30.5)	(28.7)
Net new recurring subscription sales	$19.8	$12.1	$39.2	$32.2
Non-recurring sales	$5.9	$3.5	$11.6	$11.5
Total gross sales	$36.4	$25.4	$81.3	$72.4
Total Analytics net sales	$25.7	$15.6	$50.8	$43.7

Sustainability and Climate
New recurring subscription sales	$7.6	$7.5	$24.4	$25.0
Subscription cancellations	(8.7)	(5.5)	(22.7)	(15.5)
Net new recurring subscription sales	$(1.1)	$2.0	$1.7	$9.5
Non-recurring sales	$0.8	$0.7	$4.0	$3.9
Total gross sales	$8.4	$8.2	$28.4	$28.9
Total Sustainability and Climate net sales	$(0.3)	$2.7	$5.7	$13.4

All Other - Private Assets
New recurring subscription sales	$13.0	$9.7	$34.0	$29.3
Subscription cancellations	(4.3)	(4.5)	(13.3)	(16.0)
Net new recurring subscription sales	$8.7	$5.2	$20.7	$13.3
Non-recurring sales	$0.6	$1.0	$1.9	$2.8
Total gross sales	$13.6	$10.7	$35.9	$32.1
Total All Other - Private Assets net sales	$9.3	$6.2	$22.6	$16.1

Consolidated
New recurring subscription sales	$85.8	$68.5	$230.0	$196.3
Subscription cancellations	(31.0)	(29.7)	(88.1)	(87.6)
Net new recurring subscription sales	$54.8	$38.8	$141.9	$108.7
Non-recurring sales	$21.6	$17.8	$63.4	$60.7
Total gross sales	$107.4	$86.3	$293.4	$257.0
Total net sales	$76.4	$56.6	$205.3	$169.4

Retention Rate
The following table presents our Retention Rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Index	97.1%	95.8%	97.2%	96.1%
Analytics	94.3%	94.4%	94.6%	94.5%
Sustainability and Climate	91.0%	93.6%	92.2%	94.0%
All Other - Private Assets	94.2%	93.3%	93.9%	92.0%
Total	95.0%	94.7%	95.2%	94.8%
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
Senior Notes and Credit Agreement
As of September 30, 2026, we had an aggregate of $6.0 billion in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of September 30, 2026 an aggregate of $810.0 million in outstanding borrowings under the Revolving Credit Facility. See Note 7, “Debt,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and Revolving Credit Facility.
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
The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for four fiscal quarters following a material acquisition) and (2) during any Non-Investment Grade Covenant Period (as defined in the Credit Agreement), the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 3.00:1.00. As of September 30, 2026, our Consolidated Leverage Ratio was 2.90:1.00.
Share Repurchases
The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Nine months ended (in millions, except per share data)	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased[1]
September 30, 2026	$560	2.0	$1,096.5
September 30, 2025	$559	2.7	$1,512.3
___________________________
1The values in this column exclude the 1% excise tax incurred on share repurchases pursuant to the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost of the shares acquired in the Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit).
As of September 30, 2026, there was $1.0 billion of available authorization remaining under the 2025 Repurchase Program. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.
Cash Dividends
On October 19, 2026, the Board of Directors declared a quarterly cash dividend of $2.05 per share for the three months ending December 31, 2026. The fourth quarter 2026 dividend is payable on November 27, 2026 to shareholders of record as of the close of trading on November 13, 2026.
Cash Flows
As of September 30, 2026, the Company had cash and cash equivalents of $261.0 million, compared to $515.3 million, as of December 31, 2025.
We typically seek to maintain minimum cash balances globally of approximately $225.0 million to $275.0 million for general operating purposes. As of September 30, 2026 and December 31, 2025, $160.3 million and $335.7 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.
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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$1,113.7	$1,087.3
Net cash (used in) investing activities	(298.6)	(93.6)
Net cash (used in) provided by financing activities	(1,068.7)	(1,012.2)
Effect of exchange rate changes	(0.7)	9.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$(254.3)	$(9.3)
Cash Flows From Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change was primarily driven by higher cash collections from customers, partially offset by higher interest expenses, cash expenses and income taxes paid.
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
Cash Flows From Financing Activities
The year-over-year change was primarily driven by lower net proceeds from borrowings, partially offset by lower share repurchases.
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
We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2026 and 2025, 16% and 17%, respectively, of our revenues were subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 16% of non-U.S. dollar exposure for the nine months ended September 30, 2026, 44% was in Euros, 30% was in British pounds sterling and 20% was in Japanese yen. Of the 17% of non-U.S. dollar exposure for the nine months ended September 30, 2025, 43% was in Euros, 32% was in British pounds sterling and 18% was in Japanese yen.
Revenues from asset-based fees represented 27% and 24% of operating revenues for the nine months ended September 30, 2026 and 2025, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 42% and 42% of our operating expenses for the nine months ended September 30, 2026 and 2025, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Mexican pesos and Swiss francs.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts, and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $4.7 million and $6.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Interest Rate Risk
Our Senior Notes bear interest at fixed rates, and therefore changes in market interest rates do not affect the interest expense on the Senior Notes. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on either the Base Rate or SOFR, plus an applicable margin.
As of September 30, 2026, we had $810.0 million of floating rate debt outstanding. A hypothetical 50 basis point increase or decrease in the rate would change our annual interest expense by approximately $4.1 million.
Refer to Note 7, Debt, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our outstanding borrowings as of September 30, 2026.
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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no unregistered sales of equity securities during the three months ended September 30, 2026.
The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended September 30, 2026.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share[2]	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)[3]
July 1, 2026 - July 31, 2026	306,351	$561.70	305,723	$1,401
August 1, 2026 - August 31, 2026	507,675	$565.55	507,662	$1,114
September 1, 2026 - September 30, 2026	167,689	$557.40	167,676	$1,020
Total	981,715	$562.96	981,061	$1,020
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
Item 5.    Other Information
During the three months ended September 30, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Dated: October 20, 2026

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)